Form 10QSB
period 1999-01-31
ARIELLE CORP
filed 2000-09-01
CIK 1066928

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1999
                               -------------

Commission File Number 333-61629
                       ---------

                               THE ARIELLE CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       Delaware                                        11-3456837
------------------------                      ---------------------------
(State of Incorporation)                      (IRS Identification Number)

              26 Aerie Court, North Hills, New York 11030
              ------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)

                                 (516) 621-8286
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes     No X
   ----   ---


         As of January 31, 1999 there were 400,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                                THE ARIELLE CORP.
                                   FORM 10-QSB
                                 January 31, 1999






                                      INDEX





PAGE

PART 1 - FINANCIAL INFORMATION

 Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet -
          January 31, 1999 and April 30, 1998

         Statements of Operations
          Nine Months Ended January 31, 1999 and the period from October 6, 1997 (date of inception) through January 31, 1998

         Statements of Operations
          for the Three Months Ended January 31, 1999 and the period from October 6, 1997 (date of inception) through January 31, 1998

         Statements of Cash Flows
          Nine Months Ended January 31, 1999 and the period from October 6, 1997 (date of inception) through January 31, 1998

Item 2 - PLAN OF OPERATION

PART II- OTHER INFORMATION

                                THE ARIELLE CORP.
                          (A development stage company)
                                 BALANCE SHEETS
                       JANUARY 31, 1999 AND APRIL 30, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------









                                                           1/31/99      4/30/98
                                                         ----------   ----------
                                                         (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSET - Cash and cash equivalents                  $  1,942    $  2,642

OTHER ASSET                                                    --           316

DEFERRED OFFERING COSTS                                      15,535      15,000
                                                           --------    --------

         TOTAL                                             $ 17,477    $ 17,958
                                                           ========    ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

ACCRUED EXPENSES                                           $   --      $    100
                                                           --------    --------

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 20,000,000 shares
    authorized; 400,000 shares issued and outstanding            40          40
   Additional paid-in capital                                19,960      19,960
   Deficit accumulated during the development stage          (2,523)     (2,142)
                                                           --------    --------

         STOCKHOLDERS' EQUITY, NET                           17,477      17,858
                                                           --------    --------

         TOTAL                                             $ 17,477    $ 17,958
                                                           ========    ========






                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED JANUARY 31, 1999 AND
             THE PERIOD FROM OCTOBER 6, 1997 (date of incorporation)
                            THROUGH JANUARY 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------










                                                    Nine months     10/6/97
                                                      ended          through
                                                     1/1/99          1/31/98
                                                   ------------    -----------
                                                   (Unaudited)     (Unaudited)

REVENUE                                                $    --        $    --

GENERAL AND ADMINISTRATIVE EXPENSES                          381             24
                                                       ---------      ---------

         LOSS BEFORE INCOME TAX PROVISION                   (381)           (24)

PROVISION FOR INCOME TAXES                                  --             --
                                                       ---------      ---------

         NET LOSS                                      $    (381)     $     (24)
                                                       =========      =========



PER SHARE AMOUNTS:
   Net loss per common share outstanding               $ (0.0010)     $ (0.0001)
                                                       =========      =========


COMMON SHARES OUTSTANDING AT
   JANUARY 31, 1999 AND 1998                             400,000        400,000
                                                       =========      =========



                                      F-3









                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JANAURY 31, 1999 AND
             THE PERIOD FROM OCTOBER 6, 1997 (date of incorporation)
                            THROUGH JANUARY 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------










                                                     Three months   Three months
                                                        ended          ended
                                                       1/31/99        1/31/98
                                                     ------------   -----------
                                                      (Unaudited)   (Unaudited)

REVENUE                                                  $  --        $    --

GENERAL AND ADMINISTRATIVE EXPENSES                         --                6
                                                         -------      ---------

         LOSS BEFORE INCOME TAX PROVISION                   --               (6)

PROVISION FOR INCOME TAXES                                  --             --
                                                         -------      ---------

         NET LOSS                                        $  --        $      (6)
                                                         =======      =========



PER SHARE AMOUNTS:
   Net loss per common share outstanding                 $  --        $    --
                                                         =======      =========


COMMON SHARES OUTSTANDING AT
   JANUARY 31, 1999 AND 1998                             400,000        400,000
                                                         =======      =========



                                      F-4








                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED JANAURY 31, 1999 AND
             THE PERIOD FROM OCTOBER 6, 1997 (date of incorporation)
                            THROUGH JANUARY 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





                                                      Nine months     10/6/97
                                                        ended          through
                                                       1/31/99         1/31/98
                                                      ----------    -----------
                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $   (381)    $    (24)
   Item not affecting cash flow from operations:
     Other                                                     316           24
     Accrued expenses                                         (100)        --
                                                          --------     --------

         NET CASH USED IN OPERATING ACTIVITIES                (165)        --
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITY:
   Deferred offering costs incurred                           (535)     (15,000)
   Other                                                      --           (358)
                                                          --------     --------

CASH USED IN INVESTING ACTIVITIES                             (535)     (15,358)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITY:
   Sales of common stock                                      --         20,000
                                                          --------     --------

         NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                    (700)       4,642

CASH AND CASH EQUIVALENTS, beginning of period               2,642         --
                                                          --------     --------

CASH AND CASH EQUIVALENTS, end of period                  $  1,942     $  4,642
                                                          ========     ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                 $   --       $   --
                                                          ========     ========
   Cash paid for income taxes                             $   --       $   --
                                                          ========     ========



                                      F-5



                                THE ARIELLE CORP.
                                   FORM 10-QSB


                                JANUARY 31, 1999

Item 2. Plan of Operation


         Arielle does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing business combinations are being paid with money in Arielle's treasury, and not with proceeds received from Arielle's initial public offering.

         Arielle may seek a business combination in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws.

         Arielle will not acquire a target business unless the fair value of the target business represents 80% of the maximum offering proceeds. To determine the fair market value of a target business, Arielle's management will examine the certified financial statements (including balance sheets and statements of cash flow and stockholders' equity) of any candidate and will participate in a personal inspection of any potential target business.

         Based upon management's experience with and knowledge of blank check companies, the probable desire on the part of the owners of target businesses to assume voting control over Arielle (to avoid tax consequences or to have complete authority to manage the business) will almost assure that Arielle will combine with just one target business. Management also anticipates that upon consummation of a business combination, there will be a change in control in Arielle which will most likely result in the resignation or removal of Arielle's present officers and directors.

         On February 4, 2000, Arielle entered into a merger agreement with Method Products Corp., a Florida corporation. Pursuant to this agreement, MPC shall be merged into Arielle, with Arielle as the surviving entity. Thus, all MPC shareholders shall become shareholders of Arielle as a result of the merger.

         MPC is a multi-service business communications systems company specializing in the custom design, installation and service of total communications network systems for businesses, with a focus on businesses located in South Florida. MPC is involved with computer telephone integration, fiber optic cabling and video conferencing, among other network systems.

           Since 1990, MPC has operated as a full service communications systems provider offering businesses a single source for services and equipment required for communications systems. MPC's goal is to provide "one stop shopping" for its clients telecommunications needs. MPC is an authorized dealers for Fujitsu, Niksuko America, Panasonic and Sony corporation among others.

           The executive offices of MPC are located at 1301 West Copans Road, Suite F-1, Pompano Beach, Florida 33064.



     Pursuant to the merger agreement, MPC will be merged into Arielle. Consummation of the merger is conditioned upon, among other things, reconfirmation by holders of least 80% of the shares owned by the Rule 419 investors. Upon consummation of the merger, Arielle shall issue 5,335,000 shares of the merged entity (representing 89.6%) to former MPC shareholders in proportion to their holdings of MPC. Current Arielle shareholders shall retain their 500,000 shares in Arielle, which amount represents 8.4% of the merged entity. Additionally, Schonfeld & Weinstein, L.L.P. shall be issued 156,000 shares representing 2% of the merged entity. The shareholders of MPC have agreed to place 595,500 of their shares in escrow to be released when MPC achieves sales of a minimum of $5,000,000 in the first fiscal year following the merger. In the event such sales are not achieved, the 595,5000 escrowed shares shall be returned to the company's treasury. MPC will merge into Arielle with Arielle as the surviving entity. The merger is intended to be consummated in such a manner as to be tax-free to all parties involved under Internal Revenue Code Section 368(a)(1)(A).

Arielle filed a post effective amendment to its registration statement on Form SB-2 on June 12, 2000. This amendment contained information regarding MPC including audited financial statements of MPC and its subsidiaries.

Investors should note that any merger or acquisition effected by Arielle, including the merger with MPC can be expected to have a significant dilutive effect on the percentage of shares held by Arielle's then-shareholders, including purchasers in this offering. On the consummation of a business combination, the target business will have significantly more assets than Arielle; therefore, management plans to offer a controlling interest in Arielle to the target business.

         Arielle and MPC have attempted to structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of Arielle would retain less than 20% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders. Pursuant to the merger agreement with MPC, Arielle shareholders and their assignees shall retain 8.4% of the surviving entity. In addition, a majority of all of Arielle's directors and officers may, as part of the terms of the acquisition transaction, resign as directors and officers.

         Management anticipates that it may be able to effect only one potential business combination, due primarily to Arielle's limited financing. As a result, Arielle will not be able to offset potential losses from one venture against gains from another.

         The analysis of business combinations was undertaken by the officers and directors of Arielle, none of whom is a professional business analyst. In analyzing prospective business combinations, management considered such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products; name identification; and other relevant factors.

         Management did not actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with the proposed merger with MPC.

         The securities to be issued in the merger shall be issued in reliance on exemptions from registration under applicable federal and state securities laws.

         The terms of the merger were based upon the respective needs and desires of Arielle and MPC and the relative negotiating strength of Arielle and such other management.

         Arielle has adopted a policy that it will not pay a finder's fee to any member of management for locating a merger or acquisition candidate. No member of management intends to or may seek and negotiate for the payment of finder's fees.

         Arielle does not intend to raise any additional capital prior to consummation of a business combination.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE ARIELLE CORP.




                                        By:  /S/ David Kass
                                             ----------------
                                             David Kass,


Dated: August 27, 2000                        /s/ David Kass
                                             -----------------
                                             David Kass, President, Director


Dated: August 27, 2000                       /S/ David S. Jacobs
                                             -------------------
                                             David S. Jacobs, Secretary,
Director


Dated:
                                             John E. Vidaver, Director