Form 10KSB
period 1999-04-30
ARIELLE CORP
filed 2000-09-01
CIK 1066928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

For the fiscal year ended April 30, 1999.

Commission File Number 333-61629

                               THE ARIELLE CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       Delaware                                       11-3456837
------------------------                      --------------------------
(State of Incorporation)                      (IRS Identification Number)

26 Aerie Court, North Hills, New York                    11030
---------------------------------------------         --------------
(Address of principal executive offices)               (Zip Code)

                                 (516) 621-8286
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes       No   X
   -----     ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State issuer's revenues for its most recent fiscal year.   0

         The aggregate market value of the voting stock held by non-affiliates of the registrant is $10.

         As of April 30, 1999 there were 400,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                               THE ARIELLE CORP.
                                     10-KSB
                                April 30, 1999

                                     PART I


Item 1.  DESCRIPTION OF BUSINESS

         THE ARIELLE CORP. was organized under the laws of the State of Delaware on October 6, 2000. Arielle was formed as a vehicle to pursue a Business Combination. Since inception, the primary activity of Arielle has been directed to organizational efforts, obtaining initial financing, and efforts intended to identify possible Business Combinations.

         Arielle's initial public offering comprised 100,000 shares of common stock at a purchase price of $.35 per share.

         Arielle was organized for the purposes of creating a corporate vehicle to seek, investigate and, if such investigation warrants, engaging in business combinations presented to it by persons or firms who or which desire to employ Arielle's funds in their business or to seek the perceived advantages of publicly-held corporation. Arielle's principal business objective is to seek long-term growth potential in a business combination venture rather than to seek immediate, short-term earnings. Arielle has not restricted its search to any specific business, industry or geographical location.

         Arielle has 18 months from its date of effectiveness (October 5, 2000) to consummate a business combination, including the filing of a post-effective amendment and shareholder reconfirmation offering. If a consummated business combination has not occurred by the date 18 months after the effective date of the initial registration statement, the funds held in escrow shall be returned by first class mail to the purchasers within five (5) business days following that date.

         Arielle does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing merger candidates are being paid with money in Arielle's treasury. Persons who purchased shares in Arielle's initial public offering and other shareholders have not had much opportunity to participate in any of these decisions. Arielle's proposed business is sometimes referred to as a "blank check" company because investors entrust their investment monies to Arielle's management before they have a chance to analyze any ultimate use to which their money may be put. Substantially all of Arielle's initial public offering are intended to be utilized generally to effect a business combination. Rule 419 states that prospective investors who invest in Arielle will have an opportunity to evaluate the specific merits or risks of only the business combination management decides to enter into.

         Although Arielle is subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes Arielle is not subject to regulation under the Investment Company Act of 1940. The regulatory scope of the Investment Company Act of 1940, as amended, was enacted principally for the purpose of regulatory vehicles for pooled investments in securities, extends generally to companies primarily in the business of investing, reinvesting, owning, holding or trading securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definition of the scope of certain provisions of the Investment Company Act. Arielle believes that its principle activities will not subject it to regulation under the Investment Company Act. Nevertheless, there can be no assurances that Arielle will not be deemed to be an Investment Company. In the event Arielle is deemed to be an Investment Company, Arielle may be subject to certain restrictions relating to Arielle's activities, including restrictions on the nature of its investments and the issuance of securities. Arielle has obtained no formal determination from the Securities and Exchange Commission as to the status of Arielle under the Investment Company Act of 1940.

         Arielle presently has no employees.

         On February 4, 2000, Arielle entered into an acquisition agreement with Method Products Corp., a Florida corporation. Pursuant to this agreement, 100% of MPC shall be merged into Arielle on the effective date of the merger with Arielle as the surviving entity. Thus, all MPC shareholders shall become shareholders of Arielle as a result of the merger.

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

           The executive offices of MPC are located at 1301 West Copans Road, Suite F-1, Pompano Beach, Florida 33064.

         Arielle believes it has structured the merger in such a manner as to minimize federal and state tax consequences to Arielle and any target company.

Item 2.  PROPERTIES

         Arielle is presently using the offices of Mr. David Kass, President of Arielle as its office. Mr. Kass does not charge Arielle for this service. Such arrangement is expected to continue until a business combination is effected, including effectiveness of a post-effective amendment and shareholder reconfirmation.

         Arielle currently owns no equipment, and does not intend to own any prior to engaging in a business combination.

Item 3.  LEGAL PROCEEDINGS

         Arielle is not presently a party to any litigation, nor, to the knowledge of management, is any litigation threatened against Arielle which may materially affect Arielle.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no shareholders meetings in the fourth quarter of this fiscal year.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established public trading market for Arielle's common shares. As of April 30, 1999, there were 400,000 shares of common stock outstanding. The par value per share is $.0001. Arielle has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future. Pursuant to its initial public offering, Arielle offered 100,000 shares of common stock at $.35 per share.

Item 6.  PLAN OF OPERATION

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

         Arielle and MPC have attempted to structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of Arielle would retain less than 20% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders. Pursuant to the merger agreement with MPC, Arielle shareholders and their assignees shall retain 6% of the surviving entity. In addition, a majority of all of Arielle's directors and officers may, as part of the terms of the acquisition transaction, resign as directors and officers.

         Management anticipates that it may be able to effect only one potential business combination, due primarily to Arielle's limited financing. As a result, Arielle will not be able to offset potential losses from one venture against gains from another.

         The analysis of business combinations has been undertaken by the officers and directors of Arielle, none of whom is a professional business analyst. In analyzing prospective business combinations, management considered such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products; name identification; and other relevant factors.

         Management has not actively negotiated or otherwise consented to the purchase of any portion of their common stock as a condition to or in connection with the proposed merger with MPC.

         The securities to be issued in the merger with MPC shall be issued in reliance on exemptions from registration under applicable federal and state securities laws.

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

         Arielle does not intend to raise any additional capital prior to consummation of a business combination within the next twelve months.

                               THE ARIELLE CORP.

                         ( A development stage company)




INDEX TO FINANCIAL STATEMENTS



                                                                       Page

REPORT OF INDEPENDENT AUDITORS                                         F-2

FINANCIAL STATEMENTS

         Balance Sheets                                                F-3

         Statements of Operations                                      F-4

         Statement of Changes
         in Stockholder's Equity                                       F-5

         Statements of Cash Flows                                      F-6

         NOTES TO FINANCIAL STATEMENTS                     F-7 Through F-9

                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders of
The Arielle Corp.

We have audited the accompanying balance sheets of The Arielle Corp. (the "Company"), a development stage company, as of April 30, 1999 and April 30, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the periods May 1, 1998 through April 30, 1999 and October 6, 1997 (date of incorporation) through April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Arielle Corp. as of April 30, 1999 and April 30, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the periods May 1, 1998 through April 30, 1999 and October 6, 1997 (date of incorporation) through April 30, 1998, in conformity with generally accepted accounting principles.



                                               ---------------------------------
                                               AHEARN, JASCO + COMPANY, P.A.
                                               Certified Public Accountants

Pompano Beach, Florida
May 2, 2000



                                THE ARIELLE CORP.
                          (A development stage company)
                                 BALANCE SHEETS
                             APRIL 30, 1999 and 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------







                                                                            1999         1998
                                                                          ---------    --------

                                     ASSETS
                                     ------

CURRENT ASSET - Cash and cash equivalents                                  $  1,442    $  2,642

OTHER ASSETS                                                                   --           316

DEFERRED OFFERING COSTS                                                      15,535      15,000
                                                                           --------    --------

          TOTAL                                                            $ 16,977    $ 17,958
                                                                           ========    ========




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

ACCRUED EXPENSES                                                           $  3,444    $    100
                                                                           --------    --------

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 20,000,000 shares
    authorized; shares issued and outstanding
   500,000 in 2000 and 400,000 in 1999                                           40          40
   Additional paid-in capital                                                19,960      19,960
   Deficit accumulated during the development stage                          (6,467)     (2,142)
                                                                           --------    --------

          STOCKHOLDERS' EQUITY, NET                                          13,533      17,858
                                                                           --------    --------

          TOTAL                                                            $ 16,977    $ 17,958
                                                                           ========    ========








                       See notes to financial statements.



                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED APRIL 30, 1999 & 1998,
                      AND FROM INCEPTION TO APRIL 30, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------







                                                                From         From
                                                              Inception    Inception
                                                Year ended     Through      Through
                                                 04/30/99      04/30/98     04/30/99
                                               -----------   -----------  -----------


REVENUE, interest income                        $    --      $    --      $  --

GENERAL AND ADMINISTRATIVE EXPENSES                 4,325        2,142      6,467
                                                ---------    ---------    -------

          LOSS BEFORE INCOME TAX PROVISION         (4,325)      (2,142)    (6,467)

PROVISION FOR INCOME TAXES                           --           --         --
                                                ---------    ---------    -------

          NET LOSS                              $  (4,325)   $  (2,142)   $(6,467)
                                                =========    =========    =======



PER SHARE AMOUNTS - basic and diluted:
   Net loss per weighted average common share   $ (0.0108)   $(0.0054)
                                                =========    ========


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             400,000     400,000
                                                =========    ========













                       See notes to financial statements.


                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED APRIL 30, 1999 & 1998,
                      AND FROM INCEPTION TO APRIL 30, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                                                 From        From
                                                               Inception   Inception
                                                  Year ended    Through     Through
                                                   04/30/99    04/30/98    04/30/99
                                                  ----------  ----------   ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $(4,325)   $ (2,142)   $ (6,467)
   Items not affecting cash flow from operations:
     Accrued expenses                                 3,344         100       3,444
     Other                                              316          42         358
                                                    -------    --------    --------

          NET CASH USED IN OPERATING ACTIVITIES        (665)     (2,000)     (2,665)
                                                    -------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITY:
   Deferred offering costs incurred                    (535)    (15,000)    (15,535)
   Other                                               --          (358)       (358)
                                                    -------    --------    --------

CASH USED IN INVESTING ACTIVITIES                      (535)    (15,358)    (15,893)
                                                    -------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock                               --        20,000      20,000
   Increase in restricted cash                         --          --          --
                                                    -------    --------    --------

CASH USED IN FINANCING ACTIVITIES                      --        20,000      20,000
                                                    -------    --------    --------

          NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          (1,200)      2,642       1,442

CASH AND CASH EQUIVALENTS, beginning of period        2,642        --          --
                                                    -------    --------    --------

CASH AND CASH EQUIVALENTS, end of period            $ 1,442    $  2,642    $  1,442
                                                    =======    ========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                           $  --      $   --      $   --
                                                    =======    ========    ========
   Cash paid for income taxes                       $  --      $   --      $   --
                                                    =======    ========    ========





                       See notes to financial statements.




                                THE ARIELLE CORP.
                          (A development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE PERIODS ENDED APRIL 30, 1999 & 1998,
                      AND FROM INCEPTION TO APRIL 30, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                          Common  Additional     Deficit  Total
                                          Stock    Paid-in    Accumulated
                                                   Capital     during the
                                                               Development
                                                                Stage
                                          --------------------------------------

STOCKHOLDERS' EQUITY, October 6, 1997       $--   $  --     $  --      $   --

Sale of 400,000 shares of common stock       40    19,960      --        20,000

Net loss for the year ended
   April 30, 1998                            --      --      (2,142)     (2,142)
                                            ---   -------   -------    --------

STOCKHOLDERS' EQUITY, April 30, 1998         40    19,960    (2,142)     17,858

Net loss for the year ended
   April 30, 1999                            --      --      (4,325)     (4,325)
                                            ---   -------   -------    --------

STOCKHOLDERS' EQUITY, April 30, 2000        $40   $19,960   $(6,467)   $ 13,533
                                            ===   =======   =======    ========


                       See notes to financial statements.










                                THE ARIELLE CORP.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE PERIOD MAY 1, 1998 THROUGH APRIL 30, 1999 AND
    THE PERIOD OCTOBER 6, 1997 (date of incorporation) THROUGH APRIL 30, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

               The Arielle Corp., a development stage company, was organized in Delaware on October 6, 1997 as a "blank check" company which plans to look for a suitable business to merge with or acquire. Operations since incorporation have consisted primarily of obtaining the first capital contribution by the insiders and coordination activities regarding the SEC registration of the company.
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DEFERRED OFFERING COSTS
               Deferred offering costs, which were being incurred in anticipation of the Company filing a Rule 419 registration statement, were deferred until the registration was effective on April 5, 1999.

      ORGANIZATION COSTS
               Organization costs were originally being amortized over a period of 60 months. Accumulated amortization as of April 30, 1998 was $42. In accordance with SOP 98-5 as issued by the AICPA, the balance of organization costs were expensed in October 1998. The cumulative effect of a change in accounting method disclosure is not presented as it is immaterial.

      INCOME TAXES
               The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for
      Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by a valuation allowance. State minimum taxes are expensed as incurred.

      CASH AND CASH EQUIVALENTS
               Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
               Cash, accounts payable and other current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.







                                THE ARIELLE CORP.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD MAY 1, 1998 THROUGH
                APRIL 30, 1999 AND FOR THE PERIOD OCTOBER 6, 1997
                 (date of incorporation) THROUGH APRIL 30, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



NOTE 3 - STOCKHOLDER'S EQUITY

               The company was duly organized under the laws of the State of Delaware. The company has authorized 20,000,000 shares of common stock at $.0001 par value. Through April 30, 1999, the company has raised $20,000 through a subscription agreement and $35,000 in connection with a Rule 419 offering (see Note 4 below).



NOTE 4 - RULE 419 REQUIREMENTS

               Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and deal allowances issued be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities", respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. Under Rule
      419, the Deposited Funds and Deposited Securities will be released to the company and to the investors, respectively, only after the company has met the following three basic conditions. First, the company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria.
      Second, the company must file a post-effective amendment to the registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements.
      The agreement(s) must include, as a condition precedent to their consummation, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments. Third, the company must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that investors representing
      80% of the Deposited Funds must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions which must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After the company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition(s) is consummated, the escrow agent can release the Deposited Funds and Deposited Securities.
      Investors who do not reconfirm their investments will receive the return of a pro-rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to the investors on a pro-rata basis.



NOTE 5 - LOSS PER COMMON SHARE

               Net loss per common share outstanding, as shown on the statement of operations, is based on the number of common shares outstanding at each balance sheet date. Weighted average shares outstanding was not computed since it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through April 30, 1999 were for initial capital and were issued to just four individuals. Therefore, the total shares outstanding at the end of each period was deemed to be the most relevant number of shares to use for purposes of this disclosure.








                                THE ARIELLE CORP.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD MAY 1, 1998 THROUGH
                APRIL 30, 1999 AND FOR THE PERIOD OCTOBER 6, 1997
                 (date of incorporation) THROUGH APRIL 30, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




NOTE 5 - LOSS PER COMMON SHARE (continued)

               For future periods, the Company will utilize the treasury stock method for computing earnings per share, and will compute a weighted average number of shares outstanding once additional shares of stock are issued to new shareholders. Under the treasury stock method, the dilutive effect of outstanding stock options and other convertible securities for determining primary earnings per share is computed using the average market price during the fiscal period, whereas the dilutive effect of outstanding stock options and convertible securities for determining fully diluted earnings per share is computed using the market price as of the end of the fiscal period, if greater than the average market price.



NOTE 6 - RELATED PARTY TRANSACTIONS

      Transactions with Shareholders
               During 1998, the company advanced $15,000 to the law firm of Schonfeld & Weinstein, LLP, who is also a shareholder of the company, for legal fees to complete its SEC registration. These fees were recorded as deferred offering costs (see Note 2).

      Office Facilities
               Office space is provided by an officer of the Company at no charge.









ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III


Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The officers and directors of Arielle, and further information concerning them are as follows:



Name                               Age            Position with Arielle
----                               ---            ---------------------

David Kass(1)                      63             President, Director
26 Aerie Court
North Hills, New York 11030

David S. Jacobs(1)                 54             Vice, President,
26 Court Street                                   Director, Secretary
Brooklyn, New York 11242

John E. Vidaver                    51             Director
49 Poplar Avenue
Oradell, New Jersey 07469


(1) May be deemed "Promoters" of Arielle, as that term is defined under the Securities Act of 1933.

BIOGRAPHY

DAVID KASS, President and a director of the Company, was Vice president and owner of Mobile Phone Radio Systems from 1974 to 1982. Since 1982, Mr. Kass has been active in several organizations such as Fellow Radio Club of North
America, MENSA and Explorers Club.  Mr. Kass is a graduate of the State
University of New York at Buffalo. Mr. Kass has been President and a director of the Company since October 1997.

DAVID S. JACOBS, Vice President, Secretary and a director of the Company, has been a partner in the law firm of Jacobs & Cohen, in Brooklyn, New York, since 1994.  Prior to that, he was a partner in the law firm of Jacobs, Katz
& Lurie, Brooklyn, New York.  Mr. Jacobs is a graduate of Brooklyn College and
Brooklyn Law School.   He has been secretary and a director of the Company
since October 1997.

JOHN E. VIDAVER, Director, has been a free-lance radio announcer and voice-over artist for commercials and films since 1990. He has worked for such radio stations as WQXR Radio, New York, NY, and WQCD Radio, New York,
NY.  Mr. Vidaver is a graduate of Rutgers College (Rutgers University) of New
Jersey. Mr. Vidaver has been a director of the Company since July 7, 1998.




Item 10.  EXECUTIVE COMPENSATION

         No officer or director of Arielle has received any cash remuneration since Arielle's inception, and none received or accrued any remuneration from Arielle at the completion of the initial public offering. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity.
None of the officers and directors intends to devote more than twenty hours per month to Arielle's affairs.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Arielle's Common Stock as of April 30, 1998 by (i) each person who is known by Arielle to own beneficially more than 5% of Arielle's outstanding Common Stock; (ii) each of Arielle's officers and directors; and
(iii) all directors and officers of Arielle as a group. It also show the amount and nature of beneficial ownership of Arielle after the proposed negotiation with MPC.


                               Amount and Nature of    Amount and Nature of
                               Beneficial Ownership    Beneficial Ownership
                               Prior to the Merger(1)  After the Proposed
                                                       Merger with MPC (2)

                                 Number     Percent     Number        Percent



David Kass (1) (2)            95,000        19.0%     95,000        1.2%
26 Aerie Court
North Hills, NY 11030

David S. Jacobs (1)(2)        95,000        19.0%     95,000        1.2%
26 Court Street
Brooklyn, NY 11242

John E. Vidaver (2)                0          0%          0          0%
49 Poplar Avenue
Oradell, NJ 07469

B. Alice Campos              100,000        20.0%     100,000       1.3%
3325 Dempster Street
Skokie, IL 60076





Schonfeld & Weinstein,
L.L.P. (3)                    95,000        19.0%      95,000       1.2%
63 Wall Street
Suite 1801 New York, NY 10005

Total Officers
and Directors
(3 Persons)                  190,000        38.0%     190,000       2.4%


     (1) May be deemed "Promoters" of Arielle, as that term is defined under the Securities Act of 1933.
     (2) Mr. Kass is the President and a director of Arielle. Mr. Jacobs is Vice
President, Secretary and a director of Arielle. Mr. Vidaver is a director of Arielle.
     (3) Excludes 156,000 shares to be issued to Schonfeld & Weinstein, L.L.P upon the closing of the merger.
     (4) Based on 7,791,521 shares to be outstanding after the merger.




MPC

     The following table sets forth certain information regarding the beneficial ownership of the MPC's Common Stock as of the date of this Prospectus by (i) each person known to MPC to beneficially own 5% or more of MPC's Common Stock,
(ii) each director of MPC and (iii) all directors and executive officers of MPC as a group. All information with respect to beneficial ownership has been furnished to MPC by the respective director, executive officer or 5% shareholder, as the case may be.





                               Amount and Nature of    Amount and Nature of
Name/Address                   Beneficial Ownership    Beneficial Ownership
Beneficial                     Prior to the Merger     After the Proposed
Owner                                                  Merger with Arielle
                              ----------------------  --------------------

                                   PERCENT             NUMBER   PERCENT
                                   -------             ------   -------

NAME/ADDRESS
BENEFICIAL
OWNER
                        NUMBER OF SHARES
NAME AND ADDRESS OF
BENEFICIAL OWNER         SHARES HELD
----------------         -----------

Mark I. Weitsman         2,350,000          33.0%      2,350,000     30%
1301 W. Copans Road
Suite F-1
Pompano Beach, FL 33064

Michael R. Beaubien      2,350,000          33.0%      2,350,000     30%
1301 W. Copans Road
Suite F-1
Pompano Beach, FL 33064

Mark V. Antonucci(1)       500,000           7.0%        500,000    6.4%
1301 W. Copans Road
Suite F-1
Pompano Beach, FL 33064

Georges Karam
8 Sloan Street
London SW1
London, UK                  301,500           4.2%       301,500    3.9%

Dr. Anthony Ivankovich      735,000          10.3%       735,000    9.4%
526 Woodland Drive
Glenview, IL  60025

All Officers and Directors
as a Group (4 persons)    5,501,500          77.1%     5,501,500   70.6%


     (1) Excludes an option for Mr. Antonucci to purchase shares representing 10% of the company. This option, which allows Mr. Antonucci to purchase shares for par value, expires on the last day of Mr. Antonucci's initial employment agreement, but no sooner than June 30, 2001, and no later than April 15, 2003.

     (2) Based on 7,791,521 shares to be outstanding after the merger.









Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no relationships or transactions required to be disclosed under this Item.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following exhibits filed with Arielle's post-Effective Amendment No. 3 on Form SB-2 are incorporated by reference:

 2.0    Merger Agreement

24.0    Accountants' Consent to Use Opinion.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE ARIELLE CORP.

                                              By   /s/ David Kass
                                                   ----------------

                                                   DAVID KASS, President

Date August 30, 2000

         In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/ David Kass
     ----------------

     DAVID KASS, President, Director

Date August 30, 2000
                                                              *  *  *
By   /s/ David S. Jacobs
     ------------------
     DAVID S. JACOBS, Secretary, Director

Date August 30, 2000
                                                               * * *
By
     JOHN E. VIDAVER, DIRECTOR

Date
                                                               * * *



         Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         No annual report or proxy material has been sent to security holders.