Form 10QSB
period 1999-07-31
ARIELLE CORP
filed 2000-09-01
CIK 1066928

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1999
                               -------------

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


         As of July 31, 1999 there were 400,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                                THE ARIELLE CORP.
                                   FORM 10-QSB
                                  July 31, 1999






                                      INDEX





PAGE

PART 1 - FINANCIAL INFORMATION

 Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet -
          July 31, 1999 and April 30, 1999

         Statements of Operations
          Three Months Ended July 31, 1999

         Statements of Cash Flows
          Three Months Ended July 31, 1999

Item 2 - PLAN OF OPERATION

PART II- OTHER INFORMATION

                                THE ARIELLE CORP.
                                   FORM 10-QSB




                                  JULY 31, 1999



                                THE ARIELLE CORP.
                          (A development stage company)
                                 BALANCE SHEETS
                        JULY 31, 1999 AND APRIL 30, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------









                                                            7/31/99      4/30/99
                                                          ----------- ----------
                                                          (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSET - Cash and cash equivalents                  $  1,001    $  1,442

DEFERRED OFFERING COSTS                                      15,535      15,535
                                                           --------    --------

         TOTAL                                             $ 16,536    $ 16,977
                                                           ========    ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

ACCRUED EXPENSES                                           $  3,057    $  3,444
                                                           --------    --------

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 20,000,000 shares
    authorized; 400,000 shares issued and outstanding            40          40
   Additional paid-in capital                                19,960      19,960
   Deficit accumulated during the development stage          (6,521)     (6,467)
                                                           --------    --------

         STOCKHOLDERS' EQUITY, NET                           13,479      13,533
                                                           --------    --------

         TOTAL                                             $ 16,536    $ 16,977
                                                           ========    ========






                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------










                                                       3 months        3 months
                                                        ended           ended
                                                       7/31/99         7/31/98
                                                     -------------  ------------
                                                     (Unaudited)     (Unaudited)

REVENUE                                                $    --        $    --

GENERAL AND ADMINISTRATIVE EXPENSES                           54            381
                                                       ---------      ---------

         LOSS BEFORE INCOME TAX PROVISION                    (54)          (381)

PROVISION FOR INCOME TAXES                                  --             --
                                                       ---------      ---------

         NET LOSS                                      $     (54)     $    (381)
                                                       =========      =========



PER SHARE AMOUNTS - basic and diluted:
   Net loss per common share outstanding               $ (0.0001)     $ (0.0010)
                                                       =========      =========


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                    400,000        400,000
                                                       =========      =========






                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





                                                       Three month  Three months
                                                          ended         ended
                                                         7/31/99       7/31/98
                                                       ----------- -------------
                                                       (Unaudited)  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $   (54)     $  (381)
   Items not affecting cash flow from operations:
     Other                                                    --            316
     Accrued expenses                                         (387)        (100)
                                                           -------      -------

         NET CASH USED IN OPERATING ACTIVITIES                (441)        (165)
                                                           -------      -------

CASH USED IN INVESTING ACTIVITIES                             --           --
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES                          --           --
                                                           -------      -------

         NET DECREASE IN CASH AND
          CASH EQUIVALENTS                                    (441)        (165)

CASH AND CASH EQUIVALENTS, beginning of period               1,442        2,642
                                                           -------      -------

CASH AND CASH EQUIVALENTS, end of period                   $ 1,001      $ 2,477
                                                           =======      =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                  $  --        $  --
                                                           =======      =======
   Cash paid for income taxes                              $  --        $  --
                                                           =======      =======




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

           The executive offices of MPC are located at 1301 West Copans Road, Suite F-1, Pompano Beach, Florida 33064.

     Pursuant to the merger agreement, MPC will be merged into Arielle. Consummation of the merger is conditioned upon, among other things, reconfirmation by holders of least 80% of the shares owned by the Rule 419 investors. Upon consummation of the merger, Arielle shall issue 5,335,000 shares of the merged entity (representing 89.6%) to former MPC shareholders in proportion to their holdings of MPC. Current Arielle shareholders shall retain their 500,000 shares in Arielle, which amount represents 8.4% of the merged entity. Additionally, Schonfeld & Weinstein, L.L.P. shall be issued 120,000 shares representing 2% of the merged entity. The shareholders of MPC have agreed to place 595,500 of their shares in escrow to be released when MPC achieves sales of a minimum of $5,000,000 in the first fiscal year following the merger. In the event such sales are not achieved, the 595,5000 escrowed shares shall be returned to the company's treasury. MPC will merge into Arielle with Arielle as the surviving entity. The merger is intended to be consummated in such a manner as to be tax-free to all parties involved under Internal Revenue Code Section 368(a)(1)(A).

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