Form 10QSB
period 1999-10-31
ARIELLE CORP
filed 2000-09-01
CIK 1066928

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1999
                               -------------

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


         As of October 31, 1999 there were 400,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                                THE ARIELLE CORP.
                                   FORM 10-QSB
                                October 31, 1999






                                      INDEX





PAGE

PART 1 - FINANCIAL INFORMATION

 Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet -
          October 31, 1999 and April 30, 1999

         Statements of Operations
          Six Months Ended October 31, 1999 and 1998

         Statements of Operations
          for the Three Months Ended October 31, 1999 and 1998

         Statements of Cash Flows
          Six Months Ended October 31, 1999 and 1998

Item 2 - PLAN OF OPERATION

PART II- OTHER INFORMATION




                                THE ARIELLE CORP.
                          (A DEVELOPMENT STAGE COMPANY)




                                 BALANCE SHEETS
                       OCTOBER 31, 1999 AND APRIL 30, 1999
================================================================================










                                                              10/31/99   4/30/99
                                                              --------   -------
                                                            (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSET - Cash and cash equivalents                     $  1,001   $ 1,442

RESTRICTED CASH                                                   --      35,559

DEFERRED OFFERING COSTS                                           --      15,535
                                                              --------   -------

 TOTAL                                                        $ 36,560   $16,977
                                                              ========   =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

ACCRUED EXPENSES                                               $ 4,458    $3,444
                                                               -------    ------

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value;
     20,000,000 shares authorized; shares issued
     and outstanding, 500,000 in 1999 and 400,000 in 1998
                                                                    50        40
   Additional paid-in capital
                                                                39,415    19,960
   Deficit accumulated during the development stage
                                                                (7,363)   (6,467)
                                                              --------    ------

STOCKHOLDERS' EQUITY, NET                                       32,102    13,533
                                                              --------    ------

TOTAL                                                         $ 36,560   $16,977
                                                              ========   =======








                                THE ARIELLE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998
================================================================================


                                                      Six months      Six months
                                                        ended           ended
                                                       10/31/99         10/31/98
                                                      ---------      -----------
                                                      (Unaudited)    (Unaudited)


REVENUE, interest income                               $   37      $  --


GENERAL AND ADMINISTRATIVE EXPENSES                       933          381
                                                      -------       ------

LOSS BEFORE INCOME TAX PROVISION                         (896)        (381)

PROVISION FOR INCOME TAXES                               --           --
                                                      -------       ------

NET LOSS                                              $  (896)      $ (381)
                                                      =======       ======



PER SHARE AMOUNTS - basic and diluted:
   Net loss per common share outstanding             $(0.0022)   $(0.0010)

                                                      =======     ========


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                  414,674      400,000
                                                      =======     ========







                                THE ARIELLE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
================================================================================









                                                     Three months   Three months
                                                         ended          ended
                                                        10/31/99      10/31/98
                                                       -----------  ------------
                                                       (Unaudited)   (Unaudited)
                                                                                                                 d)

REVENUE, interest income                               $      37      $    --


GENERAL AND ADMINISTRATIVE EXPENSES                          879           --

                                                       ---------      ---------

     LOSS BEFORE INCOME TAX PROVISION                       --             (842)

PROVISION FOR INCOME TAXES                                  --             --

                                                       ---------      ---------

 NET LOSS                                              $    (842)     $    --

                                                       =========      =========

PER SHARE AMOUNTS - basic and diluted:
   Net loss per common share outstanding               $ (0.0020)     $    --

                                                       =========      =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                    429,348        400,000
                                                       =========      =========



                                      F-4









                                THE ARIELLE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998
================================================================================




                                                                  Six months    Six months
                                                                    ended         ended
                                                                  10/31/99      10/31/98
                                                                  ----------    -----------
                                                                  (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $   (896)   $   (381)

   Items not affecting cash flow from operations:
     Other                                                              --           316

     Accrued expenses                                                    492        (100)
                                                                    --------    --------

                            NET CASH USED IN OPERATING ACTIVITIES       (404)       (165)
                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Deferred offering costs incurred                                     --          (535)
   Other                                                                 522        --

                                                                    --------    --------

CASH USED IN INVESTING ACTIVITIES                                        522        (535)
                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock                                              35,000        --

   Increase in restricted cash                                       (35,559)       --
                                                                    --------    --------

CASH USED IN FINANCING ACTIVITIES                                       (559)       --
                                                                    --------    --------

                                  NET DECREASE IN CASH AND
                                       CASH EQUIVALENTS                 (441)       (700)

CASH AND CASH EQUIVALENTS, beginning of period                         1,442       2,642
                                                                    --------    --------

CASH AND CASH EQUIVALENTS, end of period                            $  1,001    $  1,942
                                                                    ========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                           $   --      $   --
                                                                    ========    ========
   Cash paid for income taxes                                       $   --      $   --
                                                                    ========    ========





                                      F-5

                               THE ARIELLE CORP.
                                   FORM 10-QSB
                                OCTOBER 31, 1999



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