Form 10QSB
period 1998-07-31
ARIELLE CORP
filed 2000-09-05
CIK 1066928

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1998
                               -------------

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
Yes     No X
   ---    ---


         As of July 31, 1998 there were 400,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                               THE ARIELLE CORP.
                                   FORM 10-QSB
                                  July 31, 1998






                                      INDEX





PAGE

PART 1 - FINANCIAL INFORMATION

 Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet -
          July 31, 1998 and April 30, 1998

         Statements of Operations
          Three Months Ended July 31, 1998

         Statements of Cash Flows
          Three Months Ended July 31, 1998

Item 2 - PLAN OF OPERATION

PART II- OTHER INFORMATION

                               THE ARIELLE CORP.
                                   FORM 10-QSB





                                 JULY 31, 1998



                                THE ARIELLE CORP.
                          (A development stage company)
                                 BALANCE SHEETS
                        JULY 31, 1998 AND APRIL 30, 1998
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------









                                                          7/31/98      4/30/98
                                                         ----------  -----------
                                                         (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSET - Cash and cash equivalents                  $  2,477    $  2,642

OTHER ASSETS                                                   --           316

DEFERRED OFFERING COSTS                                      15,000      15,000
                                                           --------    --------

         TOTAL                                             $ 17,477    $ 17,958
                                                           ========    ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

ACCRUED EXPENSES                                           $   --      $    100
                                                           --------    --------

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 20,000,000 shares
    authorized; 400,000 shares issued and outstanding            40          40
   Additional paid-in capital                                19,960      19,960
   Deficit accumulated during the development stage          (2,523)     (2,142)
                                                           --------    --------

         STOCKHOLDERS' EQUITY, NET                           17,477      17,858
                                                           --------    --------

         TOTAL                                             $ 17,477    $ 17,958
                                                           ========    ========




                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JULY 31, 1998
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------




                                                                       3 months
                                                                        ended
                                                                       7/31/98
                                                                     ----------
                                                                     (Unaudited)

REVENUE                                                               $    --

GENERAL AND ADMINISTRATIVE EXPENSES                                         381
                                                                      ---------

         LOSS BEFORE INCOME TAX PROVISION                                  (381)

PROVISION FOR INCOME TAXES                                                 --
                                                                      ---------

         NET LOSS                                                     $    (381)
                                                                      =========



PER SHARE AMOUNTS:
   Net loss per common share outstanding                              $ (0.0010)
                                                                      =========


COMMON SHARES OUTSTANDING AT
   JULY 31, 1998                                                        400,000
                                                                      =========







                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JULY 31, 1998
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------





                                                                    Three months
                                                                       ended
                                                                      7/31/98
                                                                    ------------
                                                                     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $  (381)
   Item not affecting cash flow from operations:
     Other                                                                  316
     Accrued expenses                                                      (100)
                                                                        -------

         NET CASH USED IN OPERATING ACTIVITIES                             (165)
                                                                        -------

CASH USED IN INVESTING ACTIVITIES                                          --
                                                                        -------

CASH FLOWS FROM FINANCING ACTIVITIES                                       --
                                                                        -------

         NET DECREASE IN CASH AND
          CASH EQUIVALENTS                                                 (165)

CASH AND CASH EQUIVALENTS, beginning of period                            2,642
                                                                        -------

CASH AND CASH EQUIVALENTS, end of period                                $ 2,477
                                                                        =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                               $  --
                                                                        =======
   Cash paid for income taxes                                           $  --
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