Form 10QSB
period 1998-10-31
ARIELLE CORP
filed 2000-09-05
CIK 1066928

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1998
                               -------------

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


         As of October 31, 1998 there were 400,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                                THE ARIELLE CORP.
                                   FORM 10-QSB
                                October 31, 1998






                                      INDEX





PAGE

PART 1 - FINANCIAL INFORMATION

 Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet -
          October 31, 1998 and April 30, 1998

         Statements of Operations
          Six Months Ended October 31, 1998

         Statements of Operations
          Three Months Ended October 31, 1998 and the period October 6, 1997 (date of inception) through October 31, 1997

         Statements of Cash Flows
          Six Months Ended October 31, 1998

Item 2 - PLAN OF OPERATION

PART II- OTHER INFORMATION

                                THE ARIELLE CORP.


                                   FORM 10-QSB
                                OCTOBER 31, 1998



                                THE ARIELLE CORP.
                          (A development stage company)
                                 BALANCE SHEETS
                       OCTOBER 31, 1998 AND APRIL 30, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------









                                                            10/31/98     4/30/98
                                                          -----------  ---------
                                                          (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSET - Cash and cash equivalents                  $  1,942    $  2,642

OTHER                                                          --           316

DEFERRED OFFERING COSTS                                      15,535      15,000
                                                           --------    --------

         TOTAL                                             $ 17,477    $ 17,958
                                                           ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

ACCRUED EXPENSES                                           $   --      $    100
                                                           --------    --------

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 20,000,000 shares
    authorized; 400,000 shares issued and outstanding            40          40
   Additional paid-in capital                                19,960      19,960
   Deficit accumulated during the development stage          (2,523)     (2,142)
                                                           --------    --------

         STOCKHOLDERS' EQUITY, NET                           17,477      17,858
                                                           --------    --------

         TOTAL                                             $ 17,477    $ 17,958
                                                           ========    ========








                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 AND
             THE PERIOD FROM OCTOBER 6, 1997 (date of incorporation)
                            THROUGH OCTOBER 31, 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------









                                                       Six months      10/6/97
                                                         ended         through
                                                        10/31/98       10/31/97
                                                      -----------    -----------
                                                      (Unaudited)    (Unaudited)

REVENUE                                                 $    --       $    --

GENERAL AND ADMINISTRATIVE EXPENSES                           381             6
                                                        ---------     ---------

         LOSS BEFORE INCOME TAX PROVISION                    (381)           (6)

PROVISION FOR INCOME TAXES                                   --            --
                                                        ---------     ---------

         NET LOSS                                       $    (381)    $      (6)
                                                        =========     =========



PER SHARE AMOUNTS:
   Net loss per common share outstanding                $ (0.0010)    $    --
                                                        =========     =========


COMMON SHARES OUTSTANDING AT
   OCTOBER 31, 1998 AND 1997                              400,000       400,000
                                                        =========     =========








                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND
             THE PERIOD FROM OCTOBER 6, 1997 (date of incorporation)
                            THROUGH OCTOBER 31, 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------








                                                       Three months    10/6/97
                                                          ended         through
                                                        10/31/98       10/31/97
                                                       ------------  -----------
                                                       (Unaudited)   (Unaudited)

REVENUE                                                  $  --        $    --

GENERAL AND ADMINISTRATIVE EXPENSES                         --                6
                                                         -------      ---------

         LOSS BEFORE INCOME TAX PROVISION                   --               (6)

PROVISION FOR INCOME TAXES                                  --             --
                                                         -------      ---------

         NET LOSS                                        $  --        $      (6)
                                                         =======      =========



PER SHARE AMOUNTS:
   Net loss per common share outstanding                 $  --        $    --
                                                         =======      =========


COMMON SHARES OUTSTANDING AT
   OCTOBER 31, 1998 AND 1997                             400,000        400,000
                                                         =======      =========




                                      F-4







                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 AND
             THE PERIOD FROM OCTOBER 6, 1997 (date of incorporation)
                            THROUGH OCTOBER 31, 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





                                                          Six months   10/6/97
                                                            ended      through
                                                          10/31/98     10/31/97
                                                         -----------  ----------
                                                         (Unaudited) (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $  (381)    $     (6)
   Item not affecting cash flow from operations:
     Other                                                     316            6
     Accrued expenses                                         (100)        --
                                                           -------     --------

         NET CASH USED IN OPERATING ACTIVITIES                (165)        --
                                                           -------     --------

CASH FLOWS FROM INVESTING ACTIVITY:
   Deferred offering costs incurred                           (535)     (15,000)
   Other                                                      --           (358)
                                                            -------     --------

CASH USED IN INVESTING ACTIVITIES                             (535)     (15,358)
                                                           -------     --------

CASH FLOWS FROM FINANCING ACTIVITY:
   Sales of common stock                                      --         20,000
                                                           -------     --------

         NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                    (700)       4,642

CASH AND CASH EQUIVALENTS, beginning of period               2,642         --
                                                           -------     --------

CASH AND CASH EQUIVALENTS, end of period                   $ 1,942     $  4,642
                                                           =======     ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                  $  --       $   --
                                                           =======     ========
   Cash paid for income taxes                              $  --       $   --
                                                           =======     ========


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