Form 10QSB
period 2000-01-31
ARIELLE CORP
filed 2000-09-05
CIK 1066928

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2000
                               ----------------

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


         As of January 31, 2000 there were 400,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                                THE ARIELLE CORP.
                                   FORM 10-QSB
                                January 31, 2000






                                      INDEX





PAGE

PART 1 - FINANCIAL INFORMATION

 Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet -
          January 31, 2000 and April 30, 1999

         Statements of Operations
          Nine Months Ended January 31, 2000

         Statements of Operations
          Three Months Ended January 31, 2000 and 1999

         Statements of Cash Flows
          Nine Months Ended January 31, 2000

Item 2 - PLAN OF OPERATION

PART II- OTHER INFORMATION


                                THE ARIELLE CORP.
                          (A development stage company)
                                 BALANCE SHEETS
                       JANUARY 31, 2000 AND APRIL 30, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------









                                                        1/31/00         4/30/99
                                                        -----------   ----------
                                                        (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSET - Cash and cash equivalents                  $  1,001    $  1,442

RESTRICTED CASH                                              35,724        --

DEFERRED OFFERING COSTS                                        --        15,535
                                                           --------    --------

         TOTAL                                             $ 36,725    $ 16,977
                                                           ========    ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

ACCRUED EXPENSES                                           $  4,458    $  3,444
                                                           --------    --------

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 20,000,000 shares
    authorized; shares issued and outstanding
   500,000 in 2000 and 400,000 in 1999                           50          40
   Additional paid-in capital                                39,415      19,960
   Deficit accumulated during the development stage          (7,198)     (6,467)
                                                           --------    --------

         STOCKHOLDERS' EQUITY, NET                           32,267      13,533
                                                           --------    --------

         TOTAL                                             $ 36,725    $ 16,977
                                                           ========    ========




                                      F-2






                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------










                                                      Nine months   Nine months
                                                         ended         ended
                                                        1/31/00       1/31/99
                                                      -----------  -------------
                                                      (Unaudited)   (Unaudited)

REVENUE, interest income                               $     202      $    --

GENERAL AND ADMINISTRATIVE EXPENSES                          933            381
                                                       ---------      ---------

         LOSS BEFORE INCOME TAX PROVISION                   (731)          (381)

PROVISION FOR INCOME TAXES                                  --             --
                                                       ---------      ---------

         NET LOSS                                      $    (731)     $    (381)
                                                       =========      =========



PER SHARE AMOUNTS - basic and diluted:
   Net loss per common share outstanding               $ (0.0016)     $ (0.0010)
                                                       =========      =========


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                    443,116        400,000
                                                       =========      =========




                                      F-3








                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------










                                                        Three mont  Three months
                                                           ended       ended
                                                          1/31/00     1/31/99
                                                        ------------ -------------
                                                        (Unaudited)  (Unaudited)

REVENUE, interest income                                  $    202      $   --

GENERAL AND ADMINISTRATIVE EXPENSES                           --            --
                                                          --------      --------

         LOSS BEFORE INCOME TAX PROVISION                      202          --

PROVISION FOR INCOME TAXES                                    --            --
                                                          --------      --------

         NET LOSS                                         $    202      $   --
                                                          ========      ========



PER SHARE AMOUNTS - basic and diluted:
   Net loss per common share outstanding                  $ 0.0004      $   --
                                                          ========      ========


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                      500,000       400,000
                                                          ========      ========




                                      F-4









                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





                                                         Nine months Nine months
                                                           ended        ended
                                                          1/31/00      1/31/99
                                                        ------------ -----------
                                                         (Unaudited) (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $   (731)    $   (381)
   Items not affecting cash flow from operations:
     Other                                                    --            316
     Accrued expenses                                          492         (100)
                                                          --------     --------

         NET CASH USED IN OPERATING ACTIVITIES                (239)        (165)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deferred offering costs incurred                           --           (535)
   Other                                                       522         --
                                                          --------     --------

CASH USED IN INVESTING ACTIVITIES                              522         (535)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITY:
   Sales of common stock                                    35,000         --
   Increase in restricted cash                             (35,724)        --
                                                          --------     --------

CASH USED IN FINANCING ACTIVITIES                             (724)        --
                                                          --------     --------

         NET DECREASE IN CASH AND
           CASH EQUIVALENTS                                   (441)        (700)

CASH AND CASH EQUIVALENTS, beginning of period               1,442        2,642
                                                          --------     --------

CASH AND CASH EQUIVALENTS, end of period                  $  1,001     $  1,942
                                                          ========     ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                 $   --       $   --
                                                          ========     ========
   Cash paid for income taxes                             $   --       $   --
                                                          ========     ========



                                      F-5




                                THE ARIELLE CORP.
                                   FORM 10-QSB



                                JANUARY 31, 2000

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