Form 10KSB
period 2000-04-30
ARIELLE CORP
filed 2000-09-05
CIK 1066928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

For the fiscal year ended April 30, 2000.

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

         As of April 30, 2000 there were 400,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                               THE ARIELLE CORP.
                                     10-KSB
                                April 30, 2000

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

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established public trading market for Arielle's common shares. As of April 30, 2000, there were 500,000 shares of common stock outstanding. The par value per share is $.0001. Arielle has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future. Pursuant to its initial public offering, Arielle offered 100,000 shares of common stock at $.35 per share.

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

         Statements of Operations                                      F-4

         Statement of Changes
         in Stockholder's Equity                                       F-5

         Statements of Cash Flows                                      F-6

         NOTES TO FINANCIAL STATEMENTS                     F-7 Through F-9

                                THE ARIELLE CORP.

                          (A DEVELOPMENT STAGE COMPANY)









                          INDEX TO FINANCIAL STATEMENTS



                                                                 PAGE

         REPORT OF INDEPENDENT AUDITORS                                     F-2
         ------------------------------

         FINANCIAL STATEMENTS

                    Balance Sheets                                          F-3

                    Statements of Operations                                F-4

                    Statement of Changes in Stockholders' Equity            F-5

                    Statements of Cash Flows                                F-6

         NOTES TO FINANCIAL STATEMENTS                          F-7 through F-9
         -----------------------------

                                          REPORT OF INDEPENDENT AUDITORS



To the Stockholders of
The Arielle Corp.

We have audited the accompanying balance sheets of The Arielle Corp. (the "Company"), a development stage company, as of April 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended April 30, 2000 and 1999, and for the period October 6, 1997 (date of incorporation) through April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Arielle Corp. as of April 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended April 30, 2000 and 1999, and for the period October 6, 1997 (date of incorporation) through April 30, 2000, in conformity with generally accepted accounting principles.


                                               /s/ Ahearn, Jasco + Company, P.A.
                                               ---------------------------------
                                               AHEARN, JASCO + COMPANY, P.A.
                                               Certified Public Accountants

Pompano Beach, Florida
May 25, 2000





                                THE ARIELLE CORP.
                          (A development stage company)
                                 BALANCE SHEETS
                             APRIL 30, 2000 and 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




                                                             2000         1999
                                                           -------      -------

                                     ASSETS
                                     ------

CURRENT ASSET - Cash and cash equivalents                  $  3,433    $  1,442

RESTRICTED CASH                                              32,398        --

DEFERRED OFFERING COSTS                                        --        15,535
                                                           --------    --------

           TOTAL                                           $ 35,831    $ 16,977
                                                           ========    ========




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

ACCRUED EXPENSES                                           $  5,645    $  3,444
                                                           --------    --------

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 20,000,000 shares
    authorized; shares issued and outstanding
   500,000 in 2000 and 400,000 in 1999                           50          40
   Additional paid-in capital                                39,415      19,960
   Deficit accumulated during the development stage          (9,279)     (6,467)
                                                           --------    --------

           STOCKHOLDERS' EQUITY, NET                         30,186      13,533
                                                           --------    --------

           TOTAL                                           $ 35,831    $ 16,977
                                                           ========    ========








                       See notes to financial statements.


                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED APRIL 30, 2000 AND 1999,
                      AND FROM INCEPTION TO APRIL 30, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------







                                                                             From
                                                                          Inception
                                                Year ended   Year ended    Through
                                                 04/30/00     04/30/99    04/30/00
                                                ----------   ----------   ---------


REVENUE, interest income                        $     376    $    --      $   376

GENERAL AND ADMINISTRATIVE EXPENSES                 3,188        4,325      9,655
                                                ---------    ---------    -------

           LOSS BEFORE INCOME TAX PROVISION        (2,812)      (4,325)    (9,279)

PROVISION FOR INCOME TAXES                           --           --         --
                                                ---------    ---------    -------

           NET LOSS                             $  (2,812)   $  (4,325)   $(9,279)
                                                =========    =========    =======



PER SHARE AMOUNTS - basic and diluted:
   Net loss per weighted average common share   $ (0.0062)   $ (0.0108)
                                                =========    =========


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             457,104      400,000
                                                =========    =========













                       See notes to financial statements.


                                THE ARIELLE CORP.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED APRIL 30, 2000 AND 1999,
                      AND FROM INCEPTION TO APRIL 30, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                                                               From
                                                                              Inception
                                                   Year ended   Year ended    Through
                                                    04/30/00     04/30/99     04/30/00
                                                   ----------   ---------- ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (2,812)   $(4,325)   $ (9,279)
   Items not affecting cash flow from operations:
     Accrued expenses                                  1,679      3,344       5,123
     Other                                              --          316         358
                                                    --------    -------    --------

           NET CASH USED IN OPERATING ACTIVITIES      (1,133)      (665)     (3,798)
                                                    --------    -------    --------

CASH FLOWS FROM INVESTING ACTIVITY:
   Deferred offering costs incurred                     --         (535)    (15,535)
   Other                                                 522       --           164
                                                    --------    -------    --------

CASH USED IN INVESTING ACTIVITIES                        522       (535)    (15,371)
                                                    --------    -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock                              35,000       --        55,000
   Increase in restricted cash                       (32,398)      --       (32,398)
                                                    --------    -------    --------

CASH USED IN FINANCING ACTIVITIES                      2,602       --        22,602
                                                    --------    -------    --------

           NET INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                           1,991     (1,200)      3,433

CASH AND CASH EQUIVALENTS, beginning of period         1,442      2,642        --
                                                    --------    -------    --------

CASH AND CASH EQUIVALENTS, end of period            $  3,433    $ 1,442    $  3,433
                                                    ========    =======    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                           $   --      $  --      $   --
                                                    ========    =======    ========
   Cash paid for income taxes                       $   --      $  --      $   --
                                                    ========    =======    ========





                       See notes to financial statements.



                                THE ARIELLE CORP.
                          (A development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED APRIL 30, 2000 AND 1999,
                      AND FROM INCEPTION TO APRIL 30, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                         Common  Additional     Deficit  Total
                                         Stock    Paid-in    Accumulated
                                                  Capital     during the
                                                              Development
                                                                 Stage
                                          --------------------------------------

STOCKHOLDERS' EQUITY, October 6, 1997       $--   $  --     $  --      $   --

Sale of 400,000 shares of common stock       40    19,960      --        20,000

Net loss for the year ended
   April 30, 1998                            --      --      (2,142)     (2,142)
                                            ---   -------   -------    --------

STOCKHOLDERS' EQUITY, April 30, 1998         40    19,960    (2,142)     17,858

Net loss for the year ended
   April 30, 1999                            --      --      (4,325)     (4,325)
                                            ---   -------   -------    --------

STOCKHOLDERS' EQUITY, April 30, 1999         40    19,960    (6,467)     13,533

Sale of 100,000 shares of common stock,
   net of expenses of the offering           10    19,455      --        19,465

Net loss for the year ended
   April 30, 2000                            --      --      (2,812)     (2,812)
                                            ---   -------   -------    --------

STOCKHOLDERS' EQUITY, April 30, 2000        $50   $39,415   $(9,279)   $ 30,186
                                            ===   =======   =======    ========
                       See notes to financial statements.











                                THE ARIELLE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2000 AND 1999
             AND FROM INCEPTION (OCTOBER 6, 1997) TO APRIL 30, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

               The Arielle Corp. (the "Company"), a development stage company, was organized in Delaware on October 6, 1997 as a "blank check" company which plans to look for a suitable business to merge with or acquire.
      Operations since incorporation have consisted primarily of obtaining the first capital contribution by the insiders, coordination of activities regarding the filing of an SEC registration statement, completing the offering, and identifying a merger candidate.
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DEFERRED OFFERING COSTS
               Deferred offering costs, which were being incurred in anticipation of the Company filing a Rule 419 registration statement, were deferred until the sale of common shares. On October 5, 1999, when the offering closed, these costs were charged to additional paid in capital.

      ORGANIZATION COSTS
               Organization costs were originally capitalized, and were being amortized over a period of 60 months. In accordance with the American
      Institute of Certified Public Accountants' SOP 98-5, the balance of the organization costs were expensed in October 1998. The cumulative effect of a change in accounting method disclosure is not presented as the amounts involved are immaterial.

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

      CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH
               Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase. Restricted cash represents the proceeds of the Rule 419 common stock offering, which are limited as to their use pursuant to this Rule.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
               Cash and current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.






                                THE ARIELLE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2000 AND 1999
             AND FROM INCEPTION (OCTOBER 6, 1997) TO APRIL 30, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



NOTE 3 - STOCKHOLDER'S EQUITY

               The Company, organized under the laws of the State of Delaware, has authorized 20,000,000 shares of common stock at $0.0001 par value.
      Through April 30, 1999, the Company raised $20,000 through a private placement subscription agreement, and during fiscal 2000, raised an additional $35,000 in connection with a Rule 419 offering (see Note 4 below).



NOTE 4 - RULE 419 REQUIREMENTS

               Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and deal allowances issued be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities", respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. Under Rule
      419, the Deposited Funds and Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement for an acquisition meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to the registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate and its business, including audited financial statements. The agreement must include, as a condition precedent to their consummation, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that investors representing 80% of the Deposited
      Funds must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419.
      The reconfirmation offer must include certain prescribed conditions which must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After the Company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro-rata portion thereof;
      and in the event investors representing less than 80% of the Deposited
      Funds reconfirm their investments, the Deposited Funds will be returned to the investors on a pro-rata basis.
               The Company raised $35,000 through the sale of 100,000 shares of common stock pursuant to Rule 419, and the Company closed this sale and deposited the funds into an escrow account on October 5, 1999. Also pursuant to Rule 419, 10% of these funds may be transferred to the Company for expenses; accordingly, the Company transferred $3,500 to its operating cash account in April 2000. As of May 25, 2000, a merger candidate has been identified, and the Company is in the process of filing the post-effective amendment, performing the reconfirmation offer, and proceeding to close the merger with the acquisition candidate.









                                THE ARIELLE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2000 AND 1999
             AND FROM INCEPTION (OCTOBER 6, 1997) TO APRIL 30, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 5 - LOSS PER COMMON SHARE

               The Company follows the provisions of SFAS No. 128, "Earnings per
      Share," which requires entities to present both basic and diluted earnings
      (loss) per share ("EPS") on the face of the statement of operations. Basic
      EPS is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants. Net loss per common share, as shown on the statement of operations, is the same for both basic and diluted as the Company has no convertible or dilutive securities outstanding.
               The Company, when it becomes applicable to its equity structure, will use the treasury stock method for computing earnings per share. Under the treasury stock method, the dilutive effect of outstanding stock options and other convertible securities for determining primary earnings per share is computed using the average market price during the fiscal period, whereas the dilutive effect of outstanding stock options and convertible securities for determining fully diluted earnings per share is computed using the market price as of the end of the fiscal period, if greater than the average market price.
               The weighted average common shares for the year ended April 30, 2000 differ from the issued and outstanding shares solely because of the effects of weighting, and result from the Company's sale of 100,000 shares of common stock in October 1999.


NOTE 6 - RELATED PARTY TRANSACTIONS

      TRANSACTIONS WITH SHAREHOLDERS
               During 1998, the company advanced $15,000 to the law firm of Schonfeld & Weinstein, LLP, who is also a shareholder of the company, for legal fees to complete its SEC registration. These fees were recorded as deferred offering costs (see Note 2), and were charged against the offering proceeds.

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






Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Arielle's Common Stock as of April 30, 1999 by (i) each person who is known by Arielle to own beneficially more than 5% of Arielle's outstanding Common Stock; (ii) each of Arielle's officers and directors; and
(iii) all directors and officers of Arielle as a group. It also show the amount and nature of beneficial ownership of Arielle after the proposed negotiation with MPC.


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


                               Amount and Nature of    Amount and Nature of
                               Beneficial Ownership    Beneficial Ownership
                               Prior to the Merger     After the Proposed
                                                       Merger with Arielle
Name/Address
Beneficial
Owner

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