Form 10QSB
period 2000-07-31
ARIELLE CORP
filed 2000-10-02
CIK 1066928

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2000
                               -------------

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

Yes     No  X
   ----    ----

         As of July 31, 2000 there were 400,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                               THE ARIELLE CORP.
                                   FORM 10-QSB
                                  July 31, 2000






                                      INDEX





PAGE

PART 1 - FINANCIAL INFORMATION

 Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet -
          July 31, 2000 and April 30, 2000

         Statements of Operations
          Three Months Ended July 31, 2000 and 1999

         Statements of Cash Flows
          Three Months Ended July 31, 2000 and 1999

Item 2 - PLAN OF OPERATION

PART II- OTHER INFORMATION

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Board of Directors of
The Arielle Corp.

We have reviewed the accompanying balance sheet of The Arielle Corp. (the "Company") as of July 31, 2000, and the related consolidated statements of operations and cash flows for the three month period then ended. These financial statements are the responsibility of the management of the Company.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying July 31, 2000 consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
September 25, 2000


                                THE ARIELLE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        JULY 31, 2000 AND APRIL 30, 2000
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------



                                                                  7/31/00                 4/30/00
                                                           ------------------      ------------------
                                                                 (Unaudited)
                                     ASSETS

CURRENT ASSET - Cash and cash equivalents                              $ 950                 $ 3,433

RESTRICTED CASH                                                       32,506                  32,398
                                                           ------------------      ------------------

            TOTAL                                                   $ 33,456                $ 35,831
                                                           ==================      ==================



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                $ 5,370                 $ 5,645
                                                           ------------------      ------------------

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 20,000,000 shares
    authorized; 400,000 shares issued and outstanding                     50                      50
   Additional paid-in capital                                         39,415                  39,415
   Deficit accumulated during the development stage                  (11,379)                 (9,279)
                                                           ------------------      ------------------

            STOCKHOLDERS' EQUITY, NET                                 28,086                  30,186
                                                           ------------------      ------------------

            TOTAL                                                   $ 33,456                $ 35,831
                                                           ==================      ==================





                                THE ARIELLE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------






                                                                    3 months                3 months
                                                                      ended                   ended
                                                                     7/31/00                 7/31/99
                                                                ------------------      ------------------
                                                                   (Unaudited)             (Unaudited)

REVENUE - Interest income                                                   $ 108                     $ -

GENERAL AND ADMINISTRATIVE EXPENSES                                         2,208                      54
                                                                ------------------      ------------------

            LOSS BEFORE INCOME TAX PROVISION                               (2,100)                    (54)

PROVISION FOR INCOME TAXES                                                      -                       -
                                                                ------------------      ------------------

            NET LOSS                                                     $ (2,100)                  $ (54)
                                                                ==================      ==================



PER SHARE AMOUNTS - basic and diluted:
   Net loss per common share outstanding                                $ (0.0042)              $ (0.0001)
                                                                ==================      ==================


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                     500,000                 400,000
                                                                ==================      ==================





                                THE ARIELLE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------





                                                                         Three months         Three months
                                                                          ended                   ended
                                                                         7/31/00                 7/31/99
                                                                    ------------------      ------------------
                                                                       (Unaudited)             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (2,100)                  $ (54)
   Items not affecting cash flow from operations:
     Increase in restricted cash                                                 (108)                      -
     Accrued expenses                                                            (275)                   (387)
                                                                    ------------------      ------------------

            NET CASH USED IN OPERATING ACTIVITIES                              (2,483)                   (441)
                                                                    ------------------      ------------------

CASH USED IN INVESTING ACTIVITIES                                                   -                       -
                                                                    ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                                -                       -
                                                                    ------------------      ------------------

            NET DECREASE IN CASH AND
             CASH EQUIVALENTS                                                  (2,483)                   (441)

CASH AND CASH EQUIVALENTS, beginning of period                                  3,433                   1,442
                                                                    ------------------      ------------------

CASH AND CASH EQUIVALENTS, end of period                                        $ 950                 $ 1,001
                                                                    ==================      ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                         $ -                     $ -
                                                                    ==================      ==================
   Cash paid for income taxes                                                     $ -                     $ -
                                                                    ==================      ==================






                               THE ARIELLE CORP.
                                   FORM 10-QSB



                                  JULY 31, 2000



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

Arielle filed a post effective amendment to its registration statement on Form SB-2 on June 12, 2000. This amendment contained information regarding MPC including audited financial statements of MPC and its subsidiaries. This amendment was declared effective on September 7, 2000.

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


                                        THE ARIELLE CORP.


                                        By:  /s/ David Kass
                                             ----------------
                                             David Kass,


Dated: September 25, 2000                    /s/ David Kass
                                             -----------------
                                             David Kass, President, Director


Dated: September 25, 2000                    /s/ David S. Jacobs
                                             -------------------
                                             David S. Jacobs, Secretary,
Director


Dated:
                                             John E. Vidaver, Director