Form 10QSB
period 2000-09-30
METHOD PRODUCTS CORP /DE
filed 2000-11-20
CIK 1066928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission file number 000-31485

                              METHOD PRODUCTS CORP.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                  11-3456837
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                        1301 West Copans Road, Suite F-1
                          Pompano Beach, Florida 33064
                    (Address of principal executive offices)

                                 (954) 968-1913
                           (Issuer's telephone number)

                                THE ARIELLE CORP.
                                 26 Aerie Court
                              North Hills, NY 11030
                       Former Fiscal Year End - April 30th
               (Former name, former address and former fiscal year
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ----   -----

              The number of shares outstanding of the registrant's
               common stock as of November 13, 2000 was 8,066,878

         Transitional Small Business Disclosure Format (Check One:)
Yes        No  X
   ------   ------

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  a) Consolidated Balance Sheet as of 9/30/00 (Unaudited) and June 30, 2000.

                  b) Consolidated Statements of Operations (Unaudited) for the three months ended 9/30/00 and 9/30/99

                  c) Consolidated Statements of Cash Flows (Unaudited) for the three months ended 9/30/00 and 9/30/99

                  d)       Notes to Consolidated Financial Statements

                        METHOD PRODUCTS CORP. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 2000 (UNAUDITED) AND JUNE 30, 2000
--------------------------------------------------------------------------------

                                                                        September 30,     June 30,
                                                                             2000           2000
                                                                         -----------    -----------
                                       ASSETS
                                       ------
CURRENT ASSETS:
   Cash and cash equivalents                                             $   181,071    $   326,927
   Accounts receivable, net                                                  253,295        248,464
   Inventories, net                                                          172,844        192,109
   Due from employees                                                         11,764          2,892
   Prepaid expenses and other                                                 18,332         29,369
                                                                         -----------    -----------

       TOTAL CURRENT ASSETS                                                  637,306        799,761

PROPERTY AND EQUIPMENT, net                                                  300,897        259,029

OTHER ASSETS                                                                  81,812         74,228
                                                                         -----------    -----------

       TOTAL                                                             $ 1,020,015    $ 1,133,018
                                                                         ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------

CURRENT LIABILITIES:
   Lines of credit                                                       $    88,513    $    75,397
   Current portion of long-term debt                                          58,266         61,078
   Accounts payable and accrued expenses                                     471,347        495,956
   Customer deposits                                                          38,278         21,622
   Shareholder Loans                                                         255,000             --
                                                                         -----------    -----------
       TOTAL CURRENT LIABILITIES                                             911,404        654,053
                                                                         -----------    -----------
LONG-TERM DEBT, less current portion                                         171,779        141,949
                                                                         -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, 20,000,000 shares authorized, $0.0001 par
          value; 8,066,878 and 7,330,521 shares issued and outstanding
          at September 30, 2000 and June 30, 2000, respectively                  806            733
   Additional paid-in capital                                              2,997,037      2,835,808
   Deficit                                                                (3,061,011)    (2,499,525)
                                                                         -----------    -----------

       STOCKHOLDERS' EQUITY (DEFICIT), NET                                   (63,168)       337,016
                                                                         -----------    -----------

       TOTAL                                                             $ 1,020,015    $ 1,133,018
                                                                         ===========    ===========


            See accompanying notes to consolidated financial statements.

                        METHOD PRODUCTS CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------


                                                         2000            1999
                                                      -----------    -----------
SALES                                                $   737,134    $   821,249

COST OF SALES                                            473,477        654,309
                                                     -----------    -----------

       GROSS PROFIT                                      263,657        166,940

ADMINISTRATIVE EXPENSES                                  734,283        300,605
                                                     -----------    -----------
       LOSS FROM OPERATIONS                             (470,626)      (133,665)
                                                     -----------    -----------
OTHER (INCOME) EXPENSE:
   Interest expense                                        9,506          6,424
   Other income                                           (4,591)            --
                                                     -----------    -----------
       OTHER EXPENSE, NET                                  4,915          6,424

       LOSS BEFORE INCOME TAXES                         (475,541)      (140,089)

PROVISION FOR INCOME TAXES                                    --             --
                                                     -----------    -----------
       NET LOSS                                      $  (475,541)   $  (140,089)
                                                     ===========    ===========



LOSS PER COMMON SHARE:
   Basic and diluted                                 $    (0.065)   $    (0.026)
                                                     ===========    ===========
   Weighted average common shares outstanding          7,357,688      5,393,333
                                                     ===========    ===========



            See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------


                                                                     Common Stock         Additional                  Stockholders'
                                                                                at          Paid-in                      Equity
                                                                # of Shares   par value     Capital       Deficit     Deficit), net
                                                               -----------   -----------   -----------   -----------    -----------
STOCKHOLDERS' EQUITY, July 1, 2000                               7,330,521   $       733   $ 2,835,808   ($2,499,525)   $   337,016


Issuance of stock for cash, net of expenses                             --            --            --            --             --

Issuance of stock for services                                      81,500             8        61,117            --         61,125

Common stock issued at merger (Note 2)                             654,857            65        94,000       (85,945)         8,120

Issuance of stock options below fair market value                       --            --         6,112            --          6,112

Net loss for the three months ended September 30, 2000                  --            --            --      (475,541)      (475,541)
                                                               -----------   -----------   -----------   -----------    -----------

STOCKHOLDERS' DEFICIT, September 30, 2000                        8,066,878   $       806   $ 2,997,037   ($3,061,011)   ($   63,168)
                                                               ===========   ===========   ===========   ===========    ===========

                        METHOD PRODUCTS CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                2000         1999
                                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $(475,541)   $(140,089)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                              26,651           --
      Provision for bad debts                                                    23,890
      Options issued below fair market value                                      6,112           --
      Common stock issued for services                                           61,125           --
      Changes in certain assets and liabilities net of amounts from merger:

         Accounts receivable                                                    (28,720)    (113,541)
         Inventories                                                             19,264      198,021
         Due from employees                                                      (8,872)      (7,814)
         Prepaid expenses and other                                              11,037        8,557
         Accounts payable and accrued expenses                                  (50,068)      16,075
         Customer deposits                                                       16,656     (146,471)
         Income tax payable                                                          --           --
                                                                              ---------    ---------

       NET CASH USED IN OPERATING ACTIVITIES                                   (398,466)    (185,262)
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                           (65,432)      (1,580)
   Change in other assets                                                       (10,672)      (1,999)
                                                                              ---------    ---------

       NET CASH USED IN INVESTING ACTIVITIES                                    (76,104)      (3,579)
                                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in line(s) of credit                                               13,116           --
   Proceeds from long term debt                                                  52,490           --
   Payments on long term debt                                                   (25,472)     (15,282)
   Proceeds from shareholder loans                                              255,000
   Cash acquired in merger                                                       33,580
   Payments on litigation settlements                                                --      (13,815)
   Common stock issued for cash , net                                                --       35,000
                                                                              ---------    ---------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                328,714        5,903
                                                                              ---------    ---------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                               (145,856)    (182,938)

CASH AND CASH EQUIVALENTS, Beginning of year                                    326,927      219,896
                                                                              ---------    ---------

CASH AND CASH EQUIVALENTS, End of year                                        $ 181,071    $  36,958
                                                                              =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid in cash                                                      $   9,506    $   6,424
                                                                              =========    =========
   Income taxes paid in cash                                                  $      --    $      --
                                                                              =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Effective September 30, 2000, the Company recorded net tangible assets of approximately $8,120 in connection with the merger with The Arielle Corp., (See Note 2).

          See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                   (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organizations and Basis of Presentation

The accompanying consolidated financial statements of Method Products Corp., a Delaware corporation, and its wholly- owned subsidiary, MPC Integrated Technologies, Inc., ("MPCIT"), (together, referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 (b) of Regulation S-B. The disclosure in the notes to the financial statements have been prepared in accordance with the instructions set forth under Item 310 (b), Interim Financial Statements, of Regulation S-B. The requirements set forth under Item 310(b) require that footnotes and other disclosures should be provided as needed for the fair presentation of the financial statements and to ensure that the financial statements are not misleading. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The requirements of
Item 310 (b) also require disclosure of material subsequent events and material contingencies.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no material contingencies that require disclosure. The financial statements as of and for the three months ended September 30, 2000 and 1999 are unaudited.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. See "Going Concern Considerations", below. The accompanying consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Form SB-2, as amended, of The Arielle Corp., filed with the Securities and Exchange Commission (the "SEC") in September 2000 (see
Note 2).

MPCIT is a multi-service business communications systems company specializing in the custom design, installation and service of total communications network systems for businesses, including computer telephone integration, fiber optic cabling and video conferencing, among other network systems, for various businesses, with a focus on businesses located in South Florida.

Going Concern Considerations
----------------------------

The Company's unaudited financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net stockholders' deficit of $63,168 at September 30, 2000. In addition, the Company has a deficit in working capital of $274,098 at September 30, 2000. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due. Management is planning to obtain additional working capital from operations, and/or from other sources, including creditors. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional working capital and sustaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

Income Taxes
------------

All deferred taxes created by net operating losses are offset in their entirety by a deferred tax asset valuation allowance.

Derivative Instruments and Hedging Activities
---------------------------------------------

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective July 1, 2000. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. As of and for the three months ended September 30, 2000, the Company did not possess any derivatives to be accounted for under SFAS No. 133.

Reclassification
----------------

          Certain amounts have been reclassified in the 1999 financial statements to conform to 2000 presentation.

NOTE 2. MERGER
On October 6, 2000, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of January 12, 2000 between The Arielle Corp., a Delaware corporation ("Arielle") and Method Products Corp., a Florida corporation ("Method"), all of the issued and outstanding shares of common stock of Method were exchanged on a tax-free basis for shares of common stock of Arielle, a publicly held entity. To complete the merger, Arielle issued new shares of its common stock to the shareholders of Method in exchange for all of the outstanding stock of Method. Immediately subsequent to the merger, the shareholders of Method controlled approximately 91.87% of Arielle. As a result of this merger, the business of Method is to be conducted within the legal entity Arielle, Arielle's name was changed to Method Products Corp., and Method ceased to exist.

For accounting purposes, the merger has been treated as a purchase business combination of Arielle by Method (a reverse acquisition) and a re-capitalization of Method. Method is the acquirer for accounting purposes because the former Method stockholders received a larger portion of the common stockholder interests and voting rights in the combined entity than those retained by Arielle stockholders prior to the merger. Because Method is the acquirer for accounting purposes under APB Opinion No. 16, the surviving entity has adopted Method's fiscal year end of June 30. The effective date of the merger for accounting purposes is September 30, 2000. Pro-forma information has not been presented for this merger, as it would not be meaningful since Arielle had no operations prior to the merger.

NOTE 3.  LINE OF CREDIT
Effective August 2000, the Company entered into a Loan and Security Agreement with General Electric Capital Corporation for a Revolving Credit Loan. This revolving line of credit has a maximum amount of $600,000 with an associated interest rate of the Index Rate plus 2%, a term of 2 years and contains customary financial covenants. The borrowing base is based on 80% of the value of the Company's eligible accounts receivable and such receivables serve as collateral under this line of credit. The proceeds from this new line of credit also paid off a portion of existing debt.

NOTE 4. LONG TERM DEBT
During the three months ended September 30, 2000, the Company entered into two long-term notes payable of approximately $23,000 and $30,000, respectively, in connection with the purchase of certain motor vehicles used in the Company's daily operations. Such notes bear interest at 10.75% and 6.90%, respectively, with terms of five years.

NOTE 5.  ASSET ACQUISITION
Effective November 1, 2000, the Company entered into an Asset Purchase Agreement with an unrelated third party (the "Seller") to purchase the inventory of the Seller in exchange for shares of common stock of the Company. The purchase price of the inventory is $223,283 which approximates the wholesale value of the inventory. The Company will pay for this inventory by issuing 297,711 shares of common stock of the Company valued at $0.75 per share on or about December 15, 2000.

The Company also entered into a Management Agreement with the Seller dated September 14, 2000. The term of the agreement is for four months. During this time the Company will manage the customers of the Seller and collect their receivables and pay their employees and other outstanding liabilities. The revenue generated, by the Company, as a result of managing the customers of the Seller will be retained by the Company as compensation for such services. As of September 30, 2000, there has been no revenue generated under these terms.

Note 6.  SHAREHOLDER LOANS
During the three months ended September 30, 2000, certain existing and prospective shareholders lent $255,000 to the Company in exchange for notes bearing interest at 8%. On or about December 15, 2000, the notes will be exchanged for 340,000 shares of common stock of the Company, valued at $0.75 a share. The accrued interest will be paid, in cash, to the noteholders when the shares are issued.

Note 7. NET LOSS PER COMMON SHARE
For the three months ended September 30, 2000 basic and diluted weighted average common shares included only common shares outstanding. The inclusion of common share equivalents would be anti-dilutive and, as such, they are not included. However, the common stock equivalents, if converted, would have increased fully diluted common shares at September 30, 2000 by approximately 5,451,202. For the three months ended September 30, 1999 basic and diluted weighted average common shares includes only common shares outstanding, as there were no common share equivalents.

The number of common shares shown as outstanding in the consolidated financial statements as compared to the number of shares used in the computation of weighted average common shares outstanding is different by 710,333, and results from the effect of weighting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS
          This report on Form 10-QSB contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to going concern considerations, our success in obtaining additional working capital from operations and/or other sources as required or otherwise desired, our dependence upon certain existing key personnel, a substantial percentage of our business is currently dependent upon two suppliers, lack of formal agreement with one of our key suppliers, non-exclusive dealership agreement with key dealer which may be terminated upon 60 days notice, our ability to manage growth, our success in implementing our business strategy which includes possible acquisitions and their integration into our operations, and the risk of economic and market factors affecting the Company or its customers. Many of such risk factors are beyond our control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this report will in fact occur.

          Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward- looking statements.

ORGANIZATION AND OPERATIONS

          As previously described in the notes to the consolidated financial statements herein, and in Item 4 below, Method Products Corp. (together with our wholly-owned subsidiary, MPC Integrated Technologies, Inc., the "Company") is the result of an October 6, 2000 merger between The Arielle Corp., a Delaware corporation ("Arielle"), and Method Products Corp., a Florida corporation ("Method"). The merger is accounted for as an acquisition of Arielle by Method, and in accordance with APB Opinion 16, paragraph 93, the effective date of the merger for accounting purposes is September 30, 2000. The merged entity has adopted the June fiscal year end of Method. Since Arielle was a non-operating "shell" entity with no appreciable revenues or expenses, the analysis of the results of operations and financial condition relates primarily to the activities of Method.

          We are a multi-service business communications systems company specializing in the custom design, installation, and service of total communications network systems for businesses, including computer telephone integration, fiber optic cabling and video conferencing among other network systems, for various businesses, with a focus on businesses located in South Florida. We intend to pursue a growth strategy which will entail, among other things, the possible acquisition of existing technology companies involved in segments of the business communications industry complimentary to that of the Company and to acquire additional experienced industry personnel.

RESULTS OF OPERATIONS

          Three months ended September 30, 2000 compared to three months ended September 30, 1999, respectively.

          Net sales for the three months ended September 30, 2000 were $737,134, as compared to net sales for the three months ended September 30, 1999 of $821,249. This decrease is primarily attributable to management's concentration upon the hiring and integration of a substantial number of additional personnel in various divisions, and to a lesser extent, industry market conditions.

          Cost of sales was $473,477 or approximately 64% of sales for the three months ended September 30, 2000 as compared to cost of sales for the three months ended September 30, 1999 of $654,309 or approximately 79% of sales. This decrease is attributable to decreased labor and product costs as a percentage of net sales and better time management of personnel.

          Administrative expenses for the three months ended September 30, 2000, which substantially consist of sales and administrative labor, amounted to $734,283 as compared to $300,605 for the three months ended September 30, 1999. This increase is attributable to the hiring of additional sales personnel and related administrative support staff in anticipation of expanded sales and marketing efforts, and for other administrative costs, as further described below.

          Consulting fees were $7,000 for the three months ended September 30, 2000 as compared to zero for the three months ended September 30, 1999. The increase is attributable to the payment for services rendered in accordance with our written agreement with one individual.

          Salaries were $326,252 for the three months ended September 30, 2000 as compared to $119,995 for the three months ended September 30, 1999. The increase is attributable to our increased sales and administrative staff. As of September 30, 2000, the Company had approximately 58 employees most of which were hired in the beginning of such month, compared to approximately 18 employees at September 30, 1999.

          Professional fees were $73,071 for the three months ended September 30, 2000 as compared to $16,632 for the three months ended September 30, 1999. This increase is attributable to increased legal costs associated with the merger and related increased accounting and auditing fees.

          Other selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses, were $317,986 for the three months ended September 30, 2000 as compared to $152,497 for the three months ended September 30, 1999. The increase is attributable to expenses directly associated with increased staffing as well as financing activities.

          Interest expense was $9,506 for the three months ended September 30, 2000 as compared to $6,424 for the three months ended September 30, 1999. The increase is attributable to additional equipment debt financing and the commencement of our line of credit with General Electric Capital Corporation ("GE Capital"), further discussed below.

          As a result of the foregoing factors, we incurred losses of approximately $475,541 or ($.065) per share for the three months ended September 30, 2000 as compared to a loss of approximately $140,089 or ($.026) per share for the three month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

          As previously discussed in Note 1 to our consolidated financial statements, our consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments on the normal course of business. To the extent that we are unable to obtain additional working capital from operations and/or other sources as required or otherwise desired, our consolidated financial statements will be materially affected.

          At September 30, 2000, we had stockholders' deficit of approximately $63,168 and a deficit in working capital of $274,098. Since our inception, we have incurred losses of approximately $3,061,011. Our operations and growth have been funded by the sale of common stock with gross cash proceeds of approximately $1,223,000, and working capital borrowings, further discussed below, of approximately $88,513. These funds have been used for working capital and capital expenditures.

          Our commitments for capital expenditure include the following: build-out of our expanded new headquarters, a facility of approximately 10,000 square feet, in which there will be approximately $25,000 in additional build-out cost, and possible upgrade of telephone and computer equipment of approximately $50,000.

          We believe our current sources of credit and liquidity, including the recently obtained revolving credit line with GE Capital, discussed below, assuming our compliance with the terms and conditions thereof, will provide sufficient liquidity to meet our cash requirements to sustain existing operations for approximately the next 12 months and that recently increased sales and marketing efforts will grow our market share and provide sufficient cash flows to meet our current operating needs. We believe, however, that additional funding of up to approximately $2 million over such time period will be necessary to grow our operations to a desired increased level. A key element of our growth strategy is the acquisition of additional telecommunications companies. We believe we may be able to acquire such companies or select assets through the issuance of our shares of common stock. It is possible, however, that certain acquisition candidates may also require cash to be acquired. In such an event, we may require additional funding to finance such acquisitions. Such financing, if available, may be in the form of equity and/or debt. We have no firm commitments presently in place with any underwriters or otherwise in connection therewith.

          As of September 30, 2000, we have three lines of credit with commercial lenders. The agreements provide for maximum revolving lines of credit of $683,000. Interest at September 30, 2000 ranges from 8.5% to 11.5% and accrued interest to date is $663. The aggregate amount outstanding at September 30, 2000 was $88,513. On August 17, 2000, our predecessor, Method, closed on a $600,000 revolving line of credit with GE Capital. The term of such credit line, which contains customary financial covenants, which have been orally waived by GE Capital for approximately 6 months from August 17, 2000, is 2 years, with an interest rate of 2 points over prime. The borrowing line is 80% of the value of our eligible accounts receivable. The line of credit is secured by our assets and is personally guaranteed by our three principal executive officers/directors. Utilizing the GE Capital line of credit, one credit line has been paid off in full with $24,199 and $5,413 outstanding on the two remaining lines of credit as of September 30, 2000. As of September 30, 2000, and as of November 15, 2000, we have drawn $58,901 and $345,848, respectively, on such GE Capital credit line. Such draw down amount may differ significantly on a day-to-day basis.

          During the quarter ended September 30, 2000, we obtained loans from several individual investors aggregating $255,000 which were used for working capital purposes. On or about December 15, 2000, such notes will be exchanged for 340,000 shares of our common stock, valued at $.75 per share.

          For the three months ended September 30, 2000 and September 30, 1999, approximately 42% and 13%, respectively, of our total sales were attributable to the sale of medium sized voice communication equipment manufactured by Nitsuko America Telecom Division ("Nitsuko"), and approximately 2% and 19%, respectively of our total sales were attributable to the sale of large multimedia platform based exchange systems manufactured by Fujitsu Business Communication Systems ("Fujitsu"). Inasmuch as our dealership agreement with Fujitsu is non-exclusive and we do not have a formal agreement with Nitsuko, termination or change of our business relationship with Nitsuko and/or Fujitsu could have a material adverse effect on us.

          On April 26, 2000 the Company entered into an agreement with Thornhill Group, Inc., a financial advisory and investment banking firm, which will provide us with financial advisory and investment banking services in exchange for a combination of fees and/or shares of our common stock. Through September 30, 2000, all fees have been paid in stock. Pursuant to such agreement, such firm has also been granted an option to purchase a total of 9.9% of our outstanding shares of common stock as of April 30, 2002 exercisable through April 30, 2005 at an exercise price of $.75 per share, subject to customary adjustments.

          We do not generally believe our business is seasonal.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

                   Not applicable.

Item 2.   Changes in Securities

          During July 2000, we issued to Thornhill Group, Inc. 80,000 shares of our common stock for consulting services rendered in connection with a previously executed financial advisory/investment banking agreement. These shares were valued at $.75 per share.

          During July 2000, we issued to Robert Hatch 1,500 shares of our common stock for business consulting services rendered by Mr. Hatch to us. These shares were valued at $.75 per share.

          During September 2000, we entered into a stock option agreement with Richard Fieni, an employee, whereby Mr. Fieni was granted an option to acquire 650,000 shares of our common stock at an exercise price of $.75 per share. Such option expires on December 31, 2005.

          As of September 30, 2000, Mark Antonucci, our Chief Executive Officer, may exercise a stock option previously granted in connection with his employment agreement to purchase 806,802 shares of the Company's common stock at $0.0001 (par value) per share.

         Effective November 1, 2000, we entered into an asset purchase agreement with an unrelated third party to purchase the inventory of such entity in exchange for 297,711 shares of our common stock, valued at $.75 per share, which shares are to be issued on or about December 15, 2000. The purchase price of such inventory was $223,283, which approximates the wholesale value of the inventory.

           The $32,679 in offering proceeds that we received in connection with Arielle's reconfirmation offering pursuant to Rule 419 under the Securities Act of 1933, as amended, have been utilized for payments of accounts payable and accrued liabilities.

Item 4.   Submission of Matters to a Vote of Security Holders

          On October 6, 2000, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of January 12, 2000 between Arielle and Method, all of the issued and outstanding shares of common stock of Method as of January 12, 2000, together with additional Method shares of common stock issued subsequent thereto, were exchanged on a tax-free basis for 7,412,021 shares of common stock of Arielle (representing approximately 91.87% of the surviving entity), in a transaction in which Arielle, whose name was changed to Method Products Corp. in the Certificate of Merger filed with the Delaware Secretary of State, was the surviving legal corporation.

          The Merger Agreement was adopted by unanimous consent of the Board of Directors of Arielle and approved by more than 80% of the shareholders of Arielle pursuant to a reconfirmation offer conducted by Arielle in accordance with Rule 419 under the Securities Act of 1933, as amended. Three Shareholders did not reconfirm such offer.

          The Merger Agreement was adopted by unanimous consent of the Board of Directors of Method on January 12, 2000 and approved by the written consent of a majority of Method's shareholders on October 5, 2000. A copy of the Merger Agreement was previously filed as Exhibit 2 to Arielle's Form SB-2 Registration Statement, as amended, which Exhibit, together with such Form SB-2 Registration Statement, as amended, is incorporated by reference in their entirety herein.

          In connection with the merger, the officers and directors of Method became our officers, in their same prior capacities, and directors, the bylaws of Arielle continue as our bylaws, and the officers and directors of Arielle resigned.

Item 5.   Other Information

                   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

                  (a)      -        All exhibits required to be filed herein,
                                    except as otherwise provided, are
                                    incorporated by reference to the Company's
                                    Form SB-2, as amended, previously filed
                                    August 17, 1998 with the U.S. Securities and
                                    Exchange Commission

                           - Exhibit 10 - Financial Advisory/Investment Banking Agreement dated April 26, 2000 by and between the Company and Thornhill Group, Inc.

                            - Exhibit 27 - Financial Data Schedule Article 5 included for Electronic Data Gathering Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of operations of the Company as of and for the three months ended September 30, 2000 and is qualified in its entirety by reference to such financial statements.

                   (b) We filed a Form 8-K on October 23, 2000 which discussed:
                   (a) the consummation of the merger by and between Method and Arielle and Arielle's subsequent name change to Method Products Corp. and (b) the Loan and Security Agreement by and between Method and GE Capital whereby Method obtained a revolving credit line from GE Capital in the principal amount of $600,000.

                                   SIGNATURES

          Pursuant to the requirements of the Exchange Act, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2000          By:    /s/ Mark Antonucci
                                    --------------------------------------------
                                        Mark Antonucci, Chief Executive Officer,
                                        Chief Financial Officer and Secretary