Form 10QSB
period 2000-12-31
METHOD PRODUCTS CORP /DE
filed 2001-02-14
CIK 1066928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission file number 000-31485

                              METHOD PRODUCTS CORP.
        -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Delaware                            11-3456837
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

                         2101 NW 33rd Street, Suite 600A
                          Pompano Beach, Florida 33069
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 968-1913
        -----------------------------------------------------------------
                           (Issuer's telephone number)

                              METHOD PRODUCTS CORP.
                           1301 W. Copans Rd. Ste. F-1
                             Pompano Beach, FL 33064


        -----------------------------------------------------------------
               (Former name and former address if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   ----    -----

              The number of shares outstanding of the registrant's
               common stock as of January 31, 2001 was 8,454,589

         Transitional Small Business Disclosure Format (Check One:)

Yes       No  X
   -----   ------

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

             a) Consolidated Balance Sheet as of 12/31/00 (Unaudited) and June 30, 2000.

             b) Consolidated Statements of Operations (Unaudited) for the six months and the three months ended 12/31/00 and 12/31/99

             c) Consolidated Statements of Cash Flows (Unaudited) for the six months ended 12/31/00 and 12/31/99

             d) Notes to Consolidated Financial Statements

                        METHOD PRODUCTS CORP. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                  DECEMBER 31, 2000 (UNAUDITED) AND JUNE 30, 2000
--------------------------------------------------------------------------------

                                                                        December 31,     June 30,
                                                                             2000           2000
                                                                         -----------    -----------
                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash and cash equivalents                                             $    58,428   $   326,927
   Accounts receivable, net                                                  759,383        248,464
   Inventories, net                                                          370,012        192,109
   Due from employees                                                         13,446          2,892
   Prepaid expenses and other                                                 34,959         29,369
                                                                         -----------    -----------

       TOTAL CURRENT ASSETS                                                1,236,228       799,761

PROPERTY AND EQUIPMENT, net                                                  364,983        259,029

OTHER ASSETS                                                                  88,787        74,228
                                                                         -----------    -----------

       TOTAL                                                             $ 1,689,998    $ 1,133,018
                                                                         ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------

CURRENT LIABILITIES:
   Lines of credit                                                       $   553,375    $    75,397
   Current portion of long-term debt                                          62,009         61,078
   Accounts payable and accrued expenses                                     954,206        440,989
   Customer deposits                                                          40,789         21,622
   Shareholder loans                                                         260,000             --
   Deferred revenue                                                           38,983         54,967
                                                                         -----------    -----------
       TOTAL CURRENT LIABILITIES                                           1,909,362        654,053
                                                                         -----------    -----------
LONG-TERM DEBT, less current portion                                         166,738        141,949
                                                                         -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, 20,000,000 shares authorized, $0.0001 par
          value; 8,454,589 and 7,330,521 shares issued and
          outstanding at December 31, 2000 and June 30, 2000,
          respectively                                                           845            733
   Additional paid-in capital                                              3,366,029      2,835,808
   Deficit                                                                (3,752,976)    (2,499,525)
                                                                         -----------    -----------

       STOCKHOLDERS' EQUITY (DEFICIT), NET                                  (386,102)       337,016
                                                                         -----------    -----------

       TOTAL                                                             $ 1,689,998    $ 1,133,018
                                                                         ===========    ===========

            See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                                         2000            1999
                                                      -----------    -----------
SALES                                                $ 1,383,531    $   678,718

COST OF SALES                                            992,893        213,252
                                                     -----------    -----------

       GROSS PROFIT                                      390,638        465,466

ADMINISTRATIVE EXPENSES                                1,055,906        370,268
                                                     -----------    -----------
       INCOME/(LOSS) FROM OPERATIONS                    (665,268)        95,198
                                                     -----------    -----------
OTHER (INCOME) EXPENSE:
   Interest expense                                       29,222          6,894
   Other income                                           (2,525)            --
                                                     -----------    -----------
       OTHER EXPENSE, NET                                 26,697          6,894
                                                     -----------    -----------

       INCOME/(LOSS) BEFORE INCOME TAXES                (691,965)        88,304

PROVISION FOR INCOME TAXES                                    --             --
                                                     -----------    -----------
       NET INCOME/(LOSS)                             $  (691,965)   $    88,304
                                                     ===========    ===========



INCOME/(LOSS) PER COMMON SHARE:
   Basic and diluted                                 $    (0.083)   $     0.016
                                                     ===========    ===========
   Weighted average common shares outstanding          8,302,019      5,463,333
                                                     ===========    ===========



            See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                                         2000            1999
                                                      -----------    -----------
SALES                                                $ 2,120,665    $ 1,499,967

COST OF SALES                                          1,466,370        867,561
                                                     -----------    -----------

       GROSS PROFIT                                      654,295        632,406

ADMINISTRATIVE EXPENSES                                1,790,189        670,873
                                                     -----------    -----------
       INCOME/(LOSS) FROM OPERATIONS                  (1,135,894)      ( 38,467)
                                                     -----------    -----------
OTHER (INCOME) EXPENSE:
   Interest expense                                       38,728         13,318
   Other income                                           (7,116)            --
                                                     -----------    -----------
       OTHER EXPENSE, NET                                 31,612         13,318

       INCOME/(LOSS) BEFORE INCOME TAXES              (1,167,506)      ( 51,785)

PROVISION FOR INCOME TAXES                                    --             --
                                                     -----------    -----------
       NET INCOME/(LOSS)                             $(1,167,506)   $  ( 51,785)
                                                     ===========    ===========



INCOME/(LOSS) PER COMMON SHARE:
   Basic and diluted                                 $    (0.149)   $    (0.010)
                                                     ===========    ===========
   Weighted average common shares outstanding          7,829,853      5,428,334
                                                     ===========    ===========



            See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                                                 Common Stock
                                                             ---------------------   Additional                  Stockholders'
                                                                            at        Paid-n                        Equity
                                                            # of Shares  par value    Capital        Deficit      Deficit), net
                                                             ---------   ---------   ----------    -----------    ------------

STOCKHOLDERS' EQUITY, July 1, 2000                           7,330,521    $    733   $ 2,835,808   ($2,499,525)   $   337,016


Issuance of stock for cash, net of expenses                         --          --           --             --             --

Issuance of stock for services                                 171,500          17      128,608             --        128,625

Common stock issued at merger (Note 2)                         654,857          65       94,000        (85,945)         8,120

Issuance of stock for assets                                   297,711          30      223,251             --        223,281

Issuance of stock options below fair market value                   --          --       84,362             --         84,362

Net loss for the six months ended December 31, 2000                 --          --           --     (1,167,506)    (1,167,506)
                                                             ---------    --------   ----------    -----------    -----------
STOCKHOLDERS' DEFICIT, December 31, 2000                     8,454,589    $    845   $3,366,029    ($3,752,976)   ($  386,102)
                                                             =========    ========   ==========     ==========    ===========

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                      2000              1999
                                                                                  -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $(1,167,506)       $   (51,785)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                    55,994             35,032
      Provision for bad debts                                                          60,545                 --
      Common Stock issued for services                                                128,625                 --
      Options issued below fair market value                                           84,362                 --

      Changes in certain assets and liabilities net of amounts from merger:

         Accounts receivable                                                         (571,464)           (39,446)
         Inventories                                                                   45,380            (29,597)
         Due from employees                                                           (10,554)           (24,682)
         Prepaid expenses and other                                                    (5,590)             8,557
         Accounts payable and accrued expenses                                        432,792            101,197
         Customer deposits                                                             19,167           (171,886)
         Deferred revenue                                                              38,983                 --
         Income tax payable                                                                --            (11,693)
                                                                                  -----------        -----------

       NET CASH (USED IN) OPERATING ACTIVITIES                                       (889,267)          (184,303)
                                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                 (90,321)            (1,580)
   Change in other assets                                                             (20,979)            (4,999)
                                                                                  -----------        -----------

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           (111,300)            (6,579)
                                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in line(s) of credit                                                    477,978                 --
   Payments on long term debt                                                         (39,490)           (31,943)
   Payments on litigation settlements                                                      --            (13,778)
   Notes payable, shareholders                                                        260,000                 --
   Cash acquired in merger                                                             33,580                 --
   Common stock issued for cash, net                                                       --             50,058
                                                                                  -----------        -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                      732,068              4,337
                                                                                  -----------        -----------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (268,499)          (186,545)

CASH AND CASH EQUIVALENTS, Beginning of year                                          326,927            219,896
                                                                                  -----------        -----------

CASH AND CASH EQUIVALENTS, End of year                                            $    58,428        $    33,351
                                                                                  ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid in cash                                                          $    29,222        $     6,424
                                                                                  ===========        ===========
   Income taxes paid in cash                                                      $        --        $    11,693
                                                                                  ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Effective September 30, 2000, the Company recorded net tangible assets of approximately $8,120 in connection with the merger with The Arielle Corp., (See
Note 2).
   Effective November 1, 2000, the Company issued 297,711 shares of common stock in exchange for inventory with a fair value of $223,281 (see note 5).
   During the six months ended December 31, 2000, the Company entered into long-term debt and capital leases for approximately $65,720 for vehicles and office equipment (See Note 4).

          See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no material contingencies that require disclosure. The financial statements as of and for the six months and three months ended December 31, 2000 and 1999 are unaudited.

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

Going Concern Considerations
----------------------------

The Company's unaudited financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net stockholders' deficit of $386,102 at December 31, 2000. In addition, the Company has a deficit in working capital of $673,134 at December 31, 2000. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due. Management is planning to obtain additional working capital from operations, and/or from other sources, including creditors. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional working capital and sustaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

Income Taxes
------------

All deferred taxes created by net operating losses are offset in their entirety by a deferred tax asset valuation allowance.

Derivative Instruments and Hedging Activities
---------------------------------------------

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective July 1, 2000. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. As of and for the six months ended December 31, 2000, the Company did not possess any derivatives to be accounted for under SFAS No. 133.

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

NOTE 3.  LINE OF CREDIT
Effective August 2000, the Company entered into a Loan and Security Agreement with General Electric Capital Corporation for a Revolving Credit Loan. This revolving line of credit has a maximum amount of $600,000 with an associated interest rate of the Index Rate plus 2%, a term of 2 years and contains customary financial covenants. The borrowing base is based on 83% of the value of the Company's eligible accounts receivable and such receivables serve as collateral under this line of credit. The proceeds from this new line of credit also paid off a portion of existing debt.

NOTE 4. LONG TERM DEBT
During the six months ended December 31, 2000, the Company entered into two long-term notes payable of approximately $23,000 and $30,000, in connection with the purchase of certain motor vehicles used in the Company's daily operations. Such notes bear interest at 10.75% and 6.90%, respectively, with terms of five years. In addition the Company entered into one long-term capital lease agreement of $12,720, in connection with the purchase of a computer server also used in daily operations.

NOTE 5.  ASSET ACQUISITION
Effective November 1, 2000, the Company entered into an Asset Purchase Agreement with an unrelated third party (the "Seller") to purchase the inventory of the Seller in exchange for shares of common stock of the Company. The purchase price of the inventory is $223,283 which approximates the wholesale value of the inventory. The Company paid for this inventory by issuing 297,711 shares of common stock of the Company valued at $0.75 per share on November 29, 2000.

Note 6.  SHAREHOLDER LOANS
During the six months ended December 31, 2000, certain existing and prospective shareholders lent $260,000 to the Company in exchange for notes bearing interest at 8%. On or about February 20, 2001, the notes will be exchanged for 346,667 shares of common stock of the Company, valued at $0.75 a share. The accrued interest will be paid, in cash, to the noteholders when the shares are issued.

Note 7. NET LOSS PER COMMON SHARE
For the three months and six months ended December 31, 2000 basic and diluted weighted average common shares included only common shares outstanding. The inclusion of common share equivalents would be anti-dilutive and, as such, they are not included.

However, the common stock equivalents, if converted, would have increased fully diluted common shares at December 31, 2000 by approximately 5,555,549. For the three months and six months ended December 31, 1999 basic and diluted weighted average common shares includes only common shares outstanding, as there were no common share equivalents.

The number of common shares shown as outstanding in the consolidated financial Statements for the three months and six months ended December 31, 2000 and December 31, 1999 as compared to the number of shares used in the computation of weighted average common shares outstanding is different because of the effect of weighting.

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

RESULTS OF OPERATIONS

          Six months and three months ended December 31, 2000 compared to six months and three months ended December 31, 1999, respectively.

          Net sales for the six months ended December 31, 2000 were $2,120,665, as compared to net sales for the six months ended December 31, 1999 of $1,499,967. Net sales for the three months ended December 31, 2000 were $1,383,531, as compared to net sales for the three months ended December 31, 1999 of $678,718. These increases are primarily attributable to management's concentration upon the hiring and integration of additional sales staff.

          Cost of sales was $1,466,370 or approximately 69% of sales for the six months ended December 31, 2000 as compared to cost of sales for the six months ended December 31, 1999 of $867,561 or approximately 58% of sales. Cost of sales for the three months ended December 31, 2000 was $992,893 or approximately 72% of sales as compared to three months ended December 31, 1999 of $213,252 or approximately 31% of sales. These increases are attributable to increased labor costs associated with hiring additional technical staff, project management staff and increased product costs as a percentage of net sales.

          Administrative expenses for the six months ended December 31, 2000, which substantially consist of sales and administrative labor, amounted to $1,790,189 as compared to $670,873 for the six months ended December 31, 1999. The Administrative expenses for the three months ended December 31, 2000 were $1,055,906 as compared to the three months ended December 31, 1999 of $370,268. These increases are attributable to the hiring of additional sales personnel and related administrative support staff in conjunction with the asset purchase agreement and anticipation of expanded sales and marketing efforts, and for other administrative costs, as further described below.

          Consulting fees were $5,526 for the six months ended December 31, 2000 as compared to $32,547 for the six months ended December 31, 1999. For the three months ended December 31, 2000 consulting fees were ($1,474) as compared to $32,547 for the three months ended December 31, 1999. The decrease is attributable to the completion of services rendered in accordance with our agreement with one individual.

          Salaries were $810,389 for the six months ended December 31, 2000 as compared to $216,373 for the six months ended December 31, 1999 and $541,140 for the three months ended December 31, 2000 as compared to $106,110 for the three months ended December 31, 1999. The increase is attributable to our increased sales and administrative staff. As of December 31, 2000, the Company had approximately 65 employees most of which were hired at the end of September 2000, compared to approximately 18 employees at December 31, 1999. The Company has felt the full impact of these costs for the second quarter ended December 31, 2000.

          Professional fees were $121,776 for the six months ended December 31, 2000 as compared to $21,610 for the six months ended December 31, 1999 and $48,705 for the three months ended December 31, 2000 as compared to $4,978 for the three months ended December 31, 1999. This increase is attributable to increased legal costs associated with the merger, and related increased quarterly legal, accounting and auditing fees associated with SEC quarterly reviews.

          Other selling, general and administrative expenses, which include bad debt expenses, travel and entertainment, insurance, auto, telephone and other expenses, were $808,636 for the six months ended December 31, 2000 as compared to $441,337 for the six months ended December 31, 1999. For the three months ended December 31, 2000, other selling, general and administrative expenses were $494,535 as compared to $267,627 for the three months ended December 31, 1999. The increase is attributable to expenses directly associated with increased staffing as well as financing activities.

          Interest expense was $38,728 for the six months ended December 31, 2000 as compared to $13,318 for the six months ended December 31, 1999 and $29,222 for the three months ended December 31, 2000 as compare to $6,894 for the three months ended December 31, 1999. The increase is attributable to additional equipment debt financing and the commencement of our line of credit with General Electric Capital Corporation ("GE Capital"), further discussed below.

          As a result of the foregoing factors, we incurred losses of approximately $1,167,506 or ($.149) per share for the six months ended December 31, 2000 as compared to a loss of approximately $51,785 or ($.010) per share for the six month period ended December 31, 1999. For the three month period ended December 31, 2000, we incurred losses of approximately $691,965 or ($.083) per share and a net income of $88,304 or $.016 per share for the three months ended December 31, 1999.

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

          At December 31, 2000, we had stockholders' deficit of approximately $386,102 and a deficit in working capital of $673,134. Since our inception, we have incurred losses of approximately $3,752,976. Our operations and growth have been funded by the sale of common stock with gross cash proceeds of approximately $1,223,000, shareholder loans of approximately $260,000 as discussed in note 6, and working capital borrowings, further discussed below, of approximately $553,375. These funds have been used for working capital and capital expenditures.

          Our commitments for capital expenditure include the following:

build-out of our expanded new headquarters, a facility of approximately 10,000 square feet, in which there was approximately $33,000 in additional build-out cost. In addition a possible upgrade of telephone and computer equipment of approximately $50,000 may occur within the third quarter of the fiscal year. The Company entered into a lease agreement for the new headquarters for approximately $473,964 over 60 months.

          We believe our current sources of credit and liquidity, including the recently obtained revolving credit line with GE Capital, discussed below, assuming our compliance with the terms and conditions thereof, will provide sufficient liquidity to meet our cash requirements to sustain existing operations for approximately the next 9 months and that recently increased sales and marketing efforts will grow our market share and provide sufficient cash flows to meet our current operating needs. We believe, however, that additional funding of up to approximately $2 million over such time period will be necessary to grow our operations to a desired increased level. A key element of our growth strategy is the acquisition of additional telecommunications companies. We believe we may be able to acquire such companies or select assets through the issuance of our shares of common stock. It is possible, however, that certain acquisition candidates may also require cash to be acquired. In such an event, we may require additional funding to finance such acquisitions. Such financing, if available, may be in the form of equity and/or debt. We have no firm commitments presently in place with any underwriters or otherwise in connection therewith.

          As of December 31, 2000, we have three lines of credit with commercial lenders. The agreements provide for maximum revolving lines of credit of $683,000. Interest at December 31, 2000 ranges from 9.5% to 19.4%. The aggregate amount outstanding at December 31, 2000 was $553,375. On August 17, 2000, our predecessor, Method Products Corp., a Florida corporation ("Method"), closed on a $600,000 revolving line of credit with GE Capital. The term of such credit line, which contains customary financial covenants, which have been orally waived by GE Capital for approximately 6 months from August 17, 2000, is 2 years, with an interest rate of 2 points over prime. The borrowing line is 83% of the value of our eligible accounts receivable. The line of credit is secured by our assets and is personally guaranteed by our three principal executive officers/directors. Utilizing the GE Capital line of credit, one credit line has been paid off in full with $23,899 and $4,611 outstanding on the two remaining lines of credit as of December 31, 2000. As of December 31, 2000, and February 08, 2000, we have an outstanding balance of $524,874 and $519,473, respectively, on such GE Capital credit line. Such draw down amount may differ significantly on a day-to-day basis.

          During the six months ended December 31, 2000, we obtained loans from several individual investors aggregating $260,000 which were used for working capital purposes. On or about February 20, 2000, such notes will be exchanged for 346,667 shares of our common stock, valued at $.75 per share.

          For the six months ended December 31, 2000 and December 31, 1999, approximately 29% and 22%, respectively, of our total sales were attributable to the sale of medium sized voice communication equipment manufactured by Nitsuko America Telecom Division ("Nitsuko"), and approximately 17% and 22% of our total sales were attributable to the sale of large multimedia platform based exchange systems manufactured by AVAYA Systems (formerly Lucent Technologies). Sales of Fujitsu systems have decreased for the six months ended December 31, 2000 and December 31, 1999 to 1.2% and .58% of sales respectively. Inasmuch as our dealership agreement with Fujitsu is non-exclusive and we do not have a formal agreement with Nitsuko, termination or change of our business relationship with either Nitsuko, AVAYA or Fujitsu could have a material adverse effect on us.

          On April 26, 2000 the Company entered into an agreement with Thornhill Group, Inc., a financial advisory and investment banking firm, which will provide us with financial advisory and investment banking services in exchange for a combination of fees and/or shares of our common stock. Through December 31, 2000, all fees have been paid in stock. Pursuant to such agreement, such firm has also been granted an option to purchase a total of 9.9% of our outstanding shares of common stock as of April 30, 2002 exercisable through April 30, 2005 at an exercise price of $.75 per share, subject to customary adjustments.

          We do not generally believe our business is seasonal.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

                   Not applicable.

Item 2.   Changes in Securities

          During the six months ended December 31, 2000, we issued to Thornhill Group, Inc. 80,000 shares of our common stock for consulting services rendered in connection with a previously executed financial advisory/investment banking agreement and accrued an additional 60,000 shares for the second quarter which will be issued during the third quarter ended March 31, 2000. These shares were valued at $.75 per share.

          Effective November 1, 2000, we entered into an asset purchase agreement with an unrelated third party to purchase the inventory of such entity in exchange for 297,711 shares of our common stock, valued at $.75 per share, which shares were issued on or about November 29, 2000. The purchase price of such inventory was $223,283, which approximates the wholesale value of the inventory.

         The $33,580 in offering proceeds that we received in connection with Arielle's reconfirmation offering pursuant to Rule 419 under the Securities Act of 1933, as amended, have been utilized for payments of accounts payable and accrued liabilities.

            On or about November 29, 2000, the Company issued 30,000 shares of common stock valued at $.75 per share to two employees as a year end bonus.

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

Item 5.   Other Information

             On February 8, 2001, NASD Regulation approved the Company for listing on the Over-the-Counter Bulletin Board (symbol: MTDP).

             In connection with the Merger Agreement, which provides that 779,152 shares of the Company's common stock be deposited into an escrow account by Company shareholders, to be released from escrow if the Company achieves sales of a minimum of $5,000,000 in the first complete fiscal year following the merger, and returned to treasury if such sales are not achieved, the Company's President, Executive Vice President and Chief Executive Officer have collectively agreed to deposit such aggregate number of shares in escrow in performance of such escrow provision.

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

Date: February 14, 2000          By:    /s/ Mark Antonucci
                                    --------------------------------------------
                                        Mark Antonucci, Chief Executive Officer,
                                        Chief Financial Officer and Secretary