Form 10QSB
period 2001-03-31
METHOD PRODUCTS CORP /DE
filed 2001-06-20
CIK 1066928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission file number 000-31485

                              METHOD PRODUCTS CORP.
(Exact name of small business issuer as specified in its charter)

                  Florida                                   11-3456837
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
 or organization)                                No.)

                        2101 NW 33rd Street, Suite 600A
                          Pompano Beach, Florida 33069
                    (Address of principal executive offices)

                                 (954) 968-1913
                           (Issuer's telephone number)


       The number of shares outstanding of the registrant's common stock as of May 31, 2001 was 10,024,005


         Transitional Small Business Disclosure Format (Check One:)

                           Yes           No  X
                              ------      ------

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  a) Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and June 30, 2000.

                  b) Consolidated Statements of Operations (Unaudited) for the three months and the nine months ended March 31, 2001 and March 31, 2000

                  c) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2001 and March 31, 2000

                  d) Consolidated Statement of Changes in Stockholders' Equity (Deficit) (Unaudited) for the nine months ended March 31, 2001

                  e)       Notes to Consolidated Financial Statements

                        METHOD PRODUCTS CORP. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2001 (UNAUDITED) AND JUNE 30, 2000
--------------------------------------------------------------------------------

                                                                            March 31,             June 30,
                                                                               2001                 2000
                                                                           -----------           -----------
                                       ASSETS
                                       ------

CURRENT ASSETS:
   Cash and cash equivalents                                               $    29,723           $   326,927
   Accounts receivable, net                                                    663,721               248,464
   Inventories, net                                                            224,730               192,109
   Due from employees                                                           12,416                 2,892
   Prepaid expenses and other                                                   62,203                29,369
                                                                           -----------           -----------
       TOTAL CURRENT ASSETS                                                    992,793               799,761

PROPERTY AND EQUIPMENT, net                                                    363,921               259,029

OTHER ASSETS                                                                    86,593                74,228
                                                                           -----------           -----------
       TOTAL                                                               $ 1,443,307           $ 1,133,018
                                                                           ===========           ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ---------------------------------------------

CURRENT LIABILITIES:
   Lines of credit                                                         $   506,980           $    75,397
   Current portion of long-term debt                                            62,687                61,078
   Accounts payable and accrued expenses                                     1,211,823               440,989
   Customer deposits                                                            14,503                21,622
   Deferred revenue                                                             10,807                54,967
                                                                           -----------           -----------
       TOTAL CURRENT LIABILITIES                                             1,806,800               654,053
                                                                           -----------           -----------
LONG-TERM DEBT, less current portion                                           151,059               141,949
                                                                           -----------           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, 20,000,000 shares authorized, $0.0001 par
          value; 10,024,005 and 7,330,521 shares issued and
          outstanding at March 31, 2001 and June 30, 2000,
          respectively                                                           1,002                   733
   Additional paid-in capital                                                3,770,797             2,835,808
   Deficit                                                                  (4,286,351)           (2,499,525)
                                                                           -----------           -----------
       STOCKHOLDERS' EQUITY (DEFICIT), NET                                    (514,552)              337,016
                                                                           -----------           -----------
       TOTAL                                                               $ 1,443,307           $ 1,133,018
                                                                           ===========           ===========

            See accompanying notes to consolidated financial statements.

                        METHOD PRODUCTS CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                         2001            2000
                                                     -----------    -----------
SALES                                                $ 1,195,333    $   644,715

COST OF SALES                                            660,661        338,054
                                                     -----------    -----------

       GROSS PROFIT                                      534,672        306,661

ADMINISTRATIVE EXPENSES                                1,042,626        727,360
                                                     -----------    -----------
       LOSS FROM OPERATIONS                             (507,954)      (420,699)
                                                     -----------    -----------
OTHER (INCOME) EXPENSE:
   Interest expense                                       23,996          4,613
   Other income                                            1,425             --
                                                     -----------    -----------
       OTHER EXPENSE, NET                                 25,421          4,613
                                                     -----------    -----------
       LOSS BEFORE INCOME TAXES                         (533,375)      (425,312)

PROVISION FOR INCOME TAXES                                    --             --
                                                     -----------    -----------
       NET LOSS                                      $  (533,375)   $  (425,312)
                                                     ===========    ===========



LOSS PER COMMON SHARE:
   Basic and diluted                                 $    (0.062)   $    (0.077)
                                                     ===========    ===========
   Weighted average common shares outstanding          8,584,973      5,510,444
                                                     ===========    ===========



            See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                         2001           2000
                                                     -----------    -----------
SALES                                                $ 3,315,998    $ 2,144,682

COST OF SALES                                          2,127,031      1,205,615
                                                     -----------    -----------

       GROSS PROFIT                                    1,188,967        939,067

ADMINISTRATIVE EXPENSES                                2,832,814      1,393,438
                                                     -----------    -----------
       LOSS FROM OPERATIONS                           (1,643,847)      (454,371)
                                                     -----------    -----------
OTHER (INCOME) EXPENSE:
   Interest expense                                       62,724         17,931
   Other income                                           (5,691)        (4,795)
                                                     -----------    -----------
       OTHER EXPENSE, NET                                 57,034         13,136

       LOSS BEFORE INCOME TAXES                       (1,700,881)      (467,507)

PROVISION FOR INCOME TAXES                                    --             --
                                                     -----------    -----------
       NET LOSS                                      $(1,700,881)   $  (467,507)
                                                     ===========    ===========



LOSS PER COMMON SHARE:
   Basic and diluted                                 $    (0.208)   $    (0.086)
                                                     ===========    ===========
   Weighted average common shares outstanding          8,166,261      5,447,667
                                                     ===========    ===========



            See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                  FOR THE NINE MONTHS ENDED MARCH 31, 2001
--------------------------------------------------------------------------------

                                                             Common Stock             Additional                      Stockholders'
                                                                         at             Paid-in                          Equity
                                                       # of Shares    par value         Capital        Deficit        Deficit), net
                                                      -----------    -----------      -----------    -----------      -------------
STOCKHOLDERS' EQUITY, July 1, 2000                      7,330,521     $       733     $ 2,835,808     ($2,499,525)     $   337,016


Issuance of stock for cash, net of expenses               663,957              66         243,650              --          243,716

Issuance of stock for services                            231,500              23         173,602              --          173,625

Common stock issued at merger (Note 2)                    654,857              65          94,000         (85,945)           8,120

Issuance of stock for assets                              297,711              30         223,251              --          223,281

Issuance of stock options below fair market value              --              --         200,486              --          200,486

Exercise of stock options                                 845,459              85              --              --               85

Net loss for the nine months ended March 31, 2001              --              --              --      (1,700,881)      (1,700,881)
                                                      -----------     -----------     -----------     -----------      -----------

STOCKHOLDERS' DEFICIT, MARCH 31, 2001                 $10,024,005     $     1,002     $ 3,770,797     ($4,286,351)     ($  514,552)
                                                      ===========     ===========     ===========     ===========      ===========

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                           2001                 2000
                                                                       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(1,700,881)         $  (467,507)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                         87,356               48,540
      Provision for bad debts                                               99,591                   --
      Gain on asset dispositions                                                --               (5,183)
      Common Stock issued for services                                     173,625              313,250
      Stock options issued below fair market value                         200,486                   --
      Changes in certain assets and liabilities net of amounts
         from merger:
         Accounts receivable                                              (514,848)              28,765
         Inventories                                                       190,660             (102,676)
         Due from employees                                                 (9,524)              (7,290)
         Prepaid expenses and other                                        (32,834)              (3,342)
         Accounts payable and accrued expenses                             690,406               77,806
         Customer deposits                                                  (7,119)            (167,678)
         Deferred revenue                                                   10,807                   --
                                                                       -----------          -----------
       NET CASH USED IN OPERATING ACTIVITIES                              (812,275)            (285,315)
                                                                       -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (117,284)             (60,082)
   Notes receivable, shareholders                                               --              (25,383)
   Change in other assets                                                  (22,119)              (9,838)
                                                                       -----------          -----------
       NET CASH USED IN INVESTING ACTIVITIES                              (139,403)             (95,303)
                                                                       -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in line(s) of credit                                         431,583                   --
   Proceeds from long term debt                                                 --               53,124
   Payments on long term debt                                              (54,490)             (49,200)
   Payments on litigation settlements                                           --              (13,815)
   Cash acquired in merger                                                  33,580                   --
   Common stock issued for exercise of options                                  85                   --
   Common stock issued for cash, net                                       243,716              464,500
                                                                       -----------          -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                           654,474              454,609
                                                                       -----------          -----------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (297,204)              73,991

CASH AND CASH EQUIVALENTS, Beginning of period                             326,927              219,896
                                                                       -----------          -----------
CASH AND CASH EQUIVALENTS, End of period                               $    29,723          $   293,887
                                                                       ===========          ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid in cash                                               $    23,996          $    17,931
                                                                       ===========          ===========
   Income taxes paid in cash                                           $        --          $        --
                                                                       ===========          ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Effective September 30, 2000, the Company recorded net tangible assets of approximately $8,120 in connection with the merger with The Arielle Corp., (See
Note 2).
   Effective November 1, 2000, the Company issued 297,711 shares of common stock in exchange for inventory with a fair value of $223,281 (see note 5).
   During the nine months ended March 31, 2001, the Company entered into long-term debt and capital leases for approximately $65,720 for vehicles and office equipment (See Note 4).

          See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE NINE MONTHS ENDED MARCH 31, 2001

                                   (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The accompanying consolidated financial statements of Method Products Corp., a Florida corporation, and its wholly- owned subsidiary, MPC Integrated Technologies, Inc., ("MPCIT"), (together, referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 (b) of Regulation S-B. The disclosure in the notes to the financial statements have been prepared in accordance with the instructions set forth under Item 310 (b), Interim Financial Statements, of Regulation S-B. The requirements set forth under Item 310(b) require that footnotes and other disclosures should be provided as needed for the fair presentation of the financial statements and to ensure that the financial statements are not misleading. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The requirements of
Item 310 (b) also require disclosure of material subsequent events and material contingencies.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no material contingencies that require disclosure. The financial statements as of and for the nine months and three months ended March 31, 2001 and 2000 are unaudited.

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

Going Concern Considerations
----------------------------

The Company's unaudited financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net stockholders' deficit of $514,552 at March 31, 2001. In addition, the Company has a deficit in working capital of $814,007 at March 31, 2001. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due. Management is planning to obtain additional working capital from operations, and/or from other sources, including creditors. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional working capital and sustaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

Income Taxes
------------

All deferred taxes created by net operating losses are offset in their entirety by a deferred tax asset valuation allowance.

Derivative Instruments and Hedging Activities
---------------------------------------------

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective July 1, 2000. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. As of and for the nine months ended March 31, 2001, the Company did not possess any derivatives to be accounted for under SFAS No. 133.

Reclassification
----------------

          Certain amounts have been reclassified in the 2000 financial statements to conform to 2001 presentation.

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

NOTE 4. LONG TERM DEBT
During the nine months ended March 31, 2001, the Company entered into two long-term notes payable of approximately $23,000 and $30,000, in connection with the purchase of certain motor vehicles used in the Company's daily operations. Such notes bear interest at 10.75% and 6.90%, respectively, with terms of five years. In addition, the Company entered into one long-term capital lease agreement of $12,720, in connection with the purchase of a computer server also used in daily operations.

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


Note 6.  SHAREHOLDER LOANS
During the nine months ended March 31, 2001, certain existing and prospective shareholders lent $260,000 to the Company in exchange for notes bearing interest at 8%. On February 12, 2001, the notes were exchanged for 355,957 shares of common stock of the Company, valued at $0.75 a share. The accrued interest was paid in stock to the noteholders when the shares were issued.

Note 7. NET LOSS PER COMMON SHARE For the three months and nine months ended March 31, 2001, basic and diluted weighted average common shares included only common shares outstanding. The inclusion of common share equivalents would be anti-dilutive and, as such, they are not included. However, the common stock equivalents, if converted, would have increased fully diluted common shares at March 31, 2001 by approximately 4,570,032. For the three months and nine months ended March 31, 1999 basic and diluted weighted average common shares includes only common shares outstanding, as there were no common share equivalents.

The number of common shares shown as outstanding in the consolidated financial statements for the three months and nine months ended March 31, 2001 and March 31, 2000 as compared to the number of shares used in the computation of weighted average common shares outstanding is different because of the effect of weighting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS
          This report on Form 10-QSB contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to going concern considerations, our success in obtaining additional working capital from operations and/or other sources as presently required or otherwise desired, our dependence upon certain existing key personnel, a substantial percentage of our business is currently dependent upon two suppliers, lack of formal agreement with one of our key suppliers, non-exclusive dealership agreement with key dealer which may be terminated upon 60 days notice, our ability to manage growth, our success in implementing our business strategy which includes possible acquisitions and their integration into our operations, and the risk of economic and market factors affecting the Company or its customers. Many of such risk factors are beyond our control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this report will in fact occur.

          Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

             On March 16, 2001, the Company effected a change of domicile merger and reincorporated from Delaware to Florida. See Note 5.

          We are a multi-service business communications systems company specializing in the custom design, installation, and service of total communications network systems for businesses, including computer telephone integration, fiber optic cabling and video conferencing among other network systems, for various businesses, with a focus on businesses located in South Florida. We intend to pursue a conservative growth strategy which will entail, among other things, the possible acquisition and/or merger of existing technology companies involved in segments of the business communications industry complimentary to that of the Company and to acquire additional experienced industry personnel.

RESULTS OF OPERATIONS

          Nine months and three months ended March 31, 2001 compared to nine months and three months ended March 31, 2000, respectively.

          Net sales for the nine months ended March 31, 2001 were $3,315,998, as compared to net sales for the nine months ended March 31, 2000 of $2,144,682. Net sales for the three months ended March 31, 2001 were $1,195,333, as compared to net sales for the three months ended March 31, 2000 of $644,715. These increases are primarily attributable to management's concentration upon the hiring and integration of additional sales staff.

          Cost of sales was $2,127,031 or approximately 64% of sales for the nine months ended March 31, 2001 as compared to cost of sales for the nine months ended March 31, 2000 of $1,205,615 or approximately 56% of sales. Cost of sales for the three months ended March 31, 2001 was $660,661 or approximately 55% of sales as compared to three months ended March 31, 2000 of $338,054 or approximately 52% of sales. These increases are attributable to increased labor costs associated with hiring additional technical staff, project management staff and increased product costs as a percentage of net sales.

          Administrative expenses for the nine months ended March 31, 2001, which substantially consist of sales and administrative labor, amounted to $2,832,814 as compared to $1,393,438 for the nine months ended March 31, 2000. The administrative expenses for the three months ended March 31, 2001 were $1,042,626 as compared to the three months ended March 31, 2000 of $727,360. These increases are attributable to the hiring of additional sales personnel and related administrative support staff in conjunction with the asset purchase agreement and the expanded sales and marketing efforts, and for other administrative costs, as further described below.

          Consulting fees were $13,726 for the nine months ended March 31, 2001 as compared to $69,547 for the nine months ended March 31, 2000. For the three months ended March 31, 2001 consulting fees were $8,200 as compared to $37,000 for the three months ended March 31, 2000. The decrease is attributable to the completion of services rendered in connection with outside agreements.

          Salaries were $1,334,384 for the nine months ended March 31, 2001 as compared to $650,940 for the nine months ended March 31, 2000 and $523,995 for the three months ended March 31, 2001 as compared to $434,567 for the three months ended March 31, 2000. The increase is attributable to our increased sales and administrative staff. As of March 31, 2001, the Company had approximately 65 employees most of which were hired at the end of September 2000, compared to approximately 23 employees at March 31, 2000. To reduce administrative expenses, the Company plans to scale down the administrative staff size during the fourth quarter 2001 to approximately 40 employees.
          Professional fees were $139,831 for the nine months ended March 31, 2001 as compared to $21,610 for the nine months ended March 31, 2000 and $18,055 for the three months ended March 31, 2001 as compared to $0 for the three months ended March 31, 2000. This increase is attributable to increased legal costs associated with the merger, and related increased quarterly legal, accounting and auditing fees associated with SEC quarterly reviews.

          Other selling, general and administrative expenses, which include bad debt expenses, travel and entertainment, insurance, auto, telephone and other expenses, were $1,344,974 for the nine months ended March 31, 2001 as compared to $651,341 for the nine months ended March 31, 2000. For the three months ended March 31, 2001, other selling, general and administrative expenses were $507,777 as compared to $255,793 for the three months ended March 31, 2000. The increase is attributable to expenses directly associated with increased staffing as well as financing activities.

          Interest expense was $62,724 for the nine months ended March 31, 2001 as compared to $17,931 for the nine months ended March 31, 2000 and $23,996 for the three months ended March 31, 2001 as compared to $4,613 for the three months ended March 31, 2000. The increase is attributable to additional equipment debt financing and our line of credit with General Electric Capital Corporation ("GE Capital"), further discussed below.

          As a result of the foregoing factors, we incurred losses of approximately $1,700,881 or ($.208) per share for the nine months ended March 31, 2001 as compared to a loss of approximately $467,507 or ($.086) per share for the nine month period ended March 31, 2000. For the three month period ended March 31, 2001, we incurred losses of approximately $533,375 or ($.062) per share and a net loss of $425,312 or ($.077) per share for the three months ended March 31, 2000.

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


          At March 31, 2001, we had stockholders' deficit of approximately $514,552 and a deficit in working capital of $814,007. Since our inception, we have incurred losses of approximately $4,286,351. Our operations and growth have been funded by the sale of common stock with gross cash proceeds of approximately $1,493,500 and working capital borrowings, further discussed below, of approximately $506,980. These funds have been used for working capital and capital expenditures.

          Our commitments for capital expenditure include the following: build-out of our expanded new headquarters, a facility of approximately 10,000 square feet, in which there was approximately $33,000 in additional build-out cost. In addition a possible upgrade of telephone and computer equipment of approximately $50,000 may occur within the fourth quarter of the fiscal year. The Company entered into a lease agreement for the new headquarters for approximately $473,964 over 60 months.

          A dramatic slowing of sales industry wide has also negatively impacted Company sales and cash flow. The Company is subject to a lock box arrangement with GE Capital in connection with a previously established $600,000 revolving credit line, further discussed below, of which approximately $290,000 is currently due and owing. We are not currently in technical compliance with certain material provisions of such credit line. While GE Capital has not declared a default under such credit line, and is currently, on an oral, informal basis, cooperating with the Company as the Company makes efforts to pay down such credit line, no assurances are given that GE Capital will continue to cooperate and not take steps to declare such credit line in default. In such event, the Company may be materially and adversely effected as the credit line is secured, in part, by the Company's assets. Such lock box arrangement has had and is having a negative impact on the Company's cash flow. In order to meet our immediate liquidity and capital needs, we will be required to promptly satisfy or refinance with one or more third parties our current outstanding indebtedness with GE Capital, of which no assurances are given. We have no current arrangements or understandings in place with any third parties to satisfy or refinance such indebtedness and the failure to promptly secure same will in all likelihood have a material adverse effect on the Company's business and operations.

          As of March 31, 2001, we have three lines of credit with commercial lenders, including GE Capital. The agreements provide for maximum revolving lines of credit of $683,000. Interest at March 31, 2001 ranges from 9.5% to 19.4%. The aggregate amount outstanding at March 31, 2001 was $506,980. The term of the GE credit line, which contains customary financial covenants which were orally waived by GE Capital for approximately 9 months from August 17, 2000, is 2 years, with an interest rate of 2 points over prime. The borrowing line is 80% of the value of our eligible accounts receivable. The line of credit is secured by our assets and is personally guaranteed by our three principal executive officers/directors. Utilizing the GE Capital line of credit, one credit line has been paid off in full with $23,701 and $3,343 outstanding on the two remaining lines of credit as of March 31, 2001. As of March 31, 2001 we have an outstanding balance of $479,935 on the GE Capital credit line. No further draw downs are currently being permitted.

          During the nine months ended March 31, 2001, we obtained loans from several individual investors aggregating $260,000 which were used for working capital purposes. On February 12, 2001, such notes were exchanged for 355,957 shares of our common stock, valued at $.75 per share.

          For the nine months ended March 31, 2001 and March 31, 2000, approximately 22% and 27%, respectively, of our total sales were attributable to the sale of medium sized voice communication equipment manufactured by Nitsuko America Telecom Division ("Nitsuko"), and approximately 19% and 15% of our total sales were attributable to the sale of large multimedia platform based exchange systems manufactured by AVAYA Systems (formerly Lucent Technologies). Sales of Fujitsu systems have decreased for the nine months ended March 31, 2001 and March 31, 2000 to 3.8% and 1.5% of sales, respectively. Inasmuch as our dealership agreement with Fujitsu is non-exclusive and we do not have a formal agreement with Nitsuko, termination or change of our business relationship with either Nitsuko, AVAYA or Fujitsu could have a material adverse effect on us.

         To the extent the Company may be able to pursue a growth strategy involving the acquisition of additional telecommunications companies, of which no assurances are given, such acquisitions may entail the issuance of Company securities and/or cash. If cash is required, the company will require additional funding to finance such activities, which may entail equity and/or debt. We have no commitment presently in place with any third parties in connection therewith and no assurances are given that such funding will be available if desired, or the terms thereof if available.

          On April 26, 2000 the Company entered into an agreement with Thornhill Group, Inc., a financial advisory and investment banking firm, which will provide us with financial advisory and investment banking services in exchange for a combination of fees and/or shares of our common stock. Through March 31, 2001, all fees have been paid in stock. Pursuant to such agreement, such firm has also been granted an option to purchase a total of 9.9% of our outstanding shares of common stock as of April 30, 2002 exercisable through April 30, 2005 at an exercise price of $.75 per share, subject to customary adjustments.

          We do not generally believe our business is seasonal.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

                   Not applicable.

Item 2.   Changes in Securities

              The securities issuances discussed below were effected pursuant to
Section 4(2) under the Securities Act of 1933, as amended, based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering:

              During the nine months ended March 31, 2001, we obtained loans from several individual investors aggregating $260,000 which were used for working capital purposes. On February 12, 2001, such notes were exchanged for 355,957 shares of our common stock, valued at $.75 per share.

              During the quarter ended March 31, 2001: (i) two Company employees exercised employees exercised stock options for an aggregate of 1,095,459 shares of the Company's common stock at an exercise price of $.01 per share; (ii) two employees were issued an aggregate of 45,000 shares as employee compensation; and (iii) an outside vendor was issued 10,000 shares in full satisfaction of an accounts payable.

              During the nine months ended March 31, 2001, we issued to Thornhill Group, Inc. 140,000 shares of our common stock for consulting services rendered in connection with a previously executed financial advisory/investment banking agreement and accrued an additional 60,000 shares for the third quarter which will be issued during the fourth quarter ended June 30, 2001. These shares were valued at $.75 per share.

Item 3.       Defaults Upon Senior Securities

                       Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

            On January 24, 2001, the Company's Board of Directors and majority shareholders executed and delivered to the Company a written consent to corporate action whereby they approved: (i) the reincorporation of the Company from Delaware to Florida (the "Reincorporation") by merging the Company with and into its newly formed, wholly-owned Florida subsidiary, Method Products Corp. (hereinafter referred to as the "Company"); (ii) the adoption of a 2001 Stock Option Plan to provide for the grant of options to purchase up to 500,000 shares of the Company's common stock to Company employees, directors and consultants; and (iii) increased share authorization in the articles of incorporation to provide for 80,000,000 authorized shares of common stock, $.0001 par value, as well as authorization for 2,000,000, shares of "blank check" preferred stock, $.0001 par value. The Reincorporation of the Company from Delaware to Florida was effected on March 16, 2001.

Item 5.   Other Information


          On February 8, 2001, NASD Regulation approved the Company for listing on the Over-the-Counter Bulletin Board (symbol: MTDP). The Company's trading symbol currently reflects an E" at the end to reflect the Company not timely filing this Form 10-QSB with the SEC. It is anticipated that such "E" will be removed shortly after the filing of this Form 10-QSB with the SEC.


Item 6.   Exhibits and Reports on Form 8-K

                           (a) All exhibits required to be filed herein, except as otherwise provided, are incorporated by reference to the Company's Form SB-2, as amended, previously filed August 17, 1998 with the SEC and to the Company's reports previously filed with the SEC under the Securities Exchange Act of 1934.


                           (b) We filed a Form 8-K on April 5, 2001 which reported the matters discussed in Item 4 above and the Company's execution of a new lease agreement for its new facilities, a copy of which lease agreement was included as an exhibit thereto.

                                   SIGNATURES

          Pursuant to the requirements of the Exchange Act, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: June 19, 2001              By:   /s/ Mark Antonucci
                                       -----------------------------------------
                                       Mark Antonucci, Chief Executive Officer,
                                         Chief Financial Officer and Secretary











16