Form 10QSB/A
period 2000-12-31
METHOD PRODUCTS CORP /DE
filed 2001-12-07
CIK 1066928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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


                                       N/A
          (Former name and former address if changed since last report)


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

c)   Consolidated Statement of Changes in Stockholders' Equity
     (Deficit)(Unaudited) for the six months ended 12/31/00

d) Consolidated Statements of Cash Flows (Unaudited) for the six months ended 12/31/00 and 12/31/99

e)   Notes to Consolidated Financial Statements

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 2000 (UNAUDITED) AND JUNE 30, 2000



                                                                        December 31,     June 30,
                                                                             2000           2000
                                                                         -----------    -----------
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash and cash equivalents                                             $    58,428   $    326,927
   Accounts receivable, net                                                  585,479        248,464
   Inventories, net                                                          483,851        192,109
   Due from employees                                                         13,445          2,892
   Prepaid expenses and other                                                 34,959         29,369
                                                                         -----------    -----------

       TOTAL CURRENT ASSETS                                                1,176,162        799,761

PROPERTY AND EQUIPMENT, net                                                  364,983        259,029

OTHER ASSETS                                                                  88,787         74,228
                                                                         -----------    -----------

       TOTAL                                                             $ 1,629,932    $ 1,133,018
                                                                         ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------

CURRENT LIABILITIES:
   Lines of credit                                                       $   553,375    $    75,397
   Current portion of long-term debt                                          62,009         61,078
   Accounts payable and accrued expenses                                     991,706        440,989
   Customer deposits                                                          54,917         21,622
   Shareholder loans                                                         260,000             --
   Deferred revenue                                                           38,983         54,967
                                                                         -----------    -----------
       TOTAL CURRENT LIABILITIES                                           1,960,990        654,053
                                                                         -----------    -----------
LONG-TERM DEBT, less current portion                                         166,738        141,949
                                                                         -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, 20,000,000 shares authorized, $0.0001 par value;
          8,454,589 and 7,330,521 shares issued and outstanding
          at December 31, 2000 and June 30, 2000, respectively                   845            733
   Additional paid-in capital                                              4,145,947      2,835,808
   Deficit                                                                (4,644,588)    (2,499,525)
                                                                         -----------    -----------

       STOCKHOLDERS' EQUITY (DEFICIT), NET                                  (497,796)       337,016
                                                                         -----------    -----------

       TOTAL                                                             $ 1,629,932    $ 1,133,018
                                                                         ===========    ===========


See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                         2000            1999
                                                      -----------    -----------
SALES                                                $ 1,195,500    $   678,718

COST OF SALES                                            879,053        213,252
                                                     -----------    -----------

       GROSS PROFIT                                      316,447        465,466

ADMINISTRATIVE EXPENSES                                1,873,457        370,268
                                                     -----------    -----------
       INCOME/(LOSS) FROM OPERATIONS                  (1,557,010)        95,198
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
   Interest expense                                       29,091          6,894
   Other                                                  (2,525)            --
                                                     -----------    -----------
       OTHER EXPENSE, NET                                 26,566          6,894
                                                     -----------    -----------

       INCOME/(LOSS) BEFORE INCOME TAXES              (1,583,576)        88,304

PROVISION FOR INCOME TAXES                                    --             --
                                                     -----------    -----------
       NET INCOME/(LOSS)                             $(1,583,576)   $    88,304
                                                     ===========    ===========



INCOME/(LOSS) PER COMMON SHARE:


Basic and diluted                                    $    (0.191)   $     0.016
                                                     ===========    ===========
Weighted average common shares outstanding             8,302,019      5,463,333
                                                     ===========    ===========



See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999



                                                         2000            1999
                                                      -----------    -----------
SALES                                                $ 1,932,634    $ 1,499,967

COST OF SALES                                          1,352,530        867,561
                                                     -----------    -----------

       GROSS PROFIT                                      580,104        632,406

ADMINISTRATIVE EXPENSES                                2,603,670        670,873
                                                     -----------    -----------
       INCOME/(LOSS) FROM OPERATIONS                  (2,023,566)      ( 38,467)
                                                     -----------    -----------
OTHER (INCOME) EXPENSE:
   Interest expense                                       42,665         13,318
   Other                                                  (7,116)            --
                                                     -----------    -----------
       OTHER EXPENSE, NET                                 35,549         13,318

       INCOME/(LOSS) BEFORE INCOME TAXES              (2,059,115)      ( 51,785)

PROVISION FOR INCOME TAXES                                    --             --
                                                     -----------    -----------
       NET INCOME/(LOSS)                             $(2,059,115)   $  ( 51,785)
                                                     ===========    ===========



INCOME/(LOSS) PER COMMON SHARE:


Basic and diluted                                    $    (0.263)   $    (0.010)
                                                     ===========    ===========
Weighted average common shares outstanding             7,829,853      5,428,334
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

                                                                 Common Stock
                                                             ---------------------   Additional                  Stockholders'
                                                                            at        Paid-in                        Equity
                                                            # of Shares  par value    Capital        Deficit      Deficit), net
                                                             ---------   ---------   ----------    -----------    ------------
STOCKHOLDERS' EQUITY, July 1, 2000                           7,330,521    $    733   $2,835,808   ($2,499,525)   $   337,016


Issuance of stock for cash, net of expenses                         --          --           --            --             --

Commissions on Stock Sales                                                              (37,500)                     (37,500)

Issuance of stock for services                                 171,500          17      128,608            --        128,625

Common stock issued at merger (Note 2)                         654,857          65       94,000       (85,945)         8,120

Issuance of stock for assets                                   297,711          30      223,251            --        223,281

Issuance of stock options below fair value,
And to consultants                                                --            --      901,780            --        901,780

Net loss for the six months ended December 31, 2000                 --          --           --    (2,059,115)    (2,059,115)
                                                             ---------    --------   ----------    -----------    -----------
STOCKHOLDERS' DEFICIT, December 31, 2000                     8,454,589    $    845   $4,145,947   ($4,644,588)   ($  497,796)
                                                             =========    ========   ==========    ===========    ==========

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                                                      2000              1999
                                                                                  -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $(2,059,115)       $   (51,785)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                    55,994             35,032
      Provision for bad debts                                                          60,545                 --
      Common Stock issued for services                                                128,625                 --
      Stock Options issued                                                            901,780                 --

      Changes in certain assets and liabilities net of amounts from merger:

         Accounts receivable                                                         (397,560)           (39,446)
         Inventories                                                                  (68,459)           (29,597)
         Due from employees                                                           (10,554)           (24,682)
         Prepaid expenses and other                                                    (5,590)             8,557
         Accounts payable and accrued expenses                                        432,790            101,197
         Customer deposits                                                             33,295           (171,886)
         Deferred revenue                                                              38,983                 --
         Income tax payable                                                                --            (11,693)
                                                                                  -----------        -----------

       NET CASH (USED IN) OPERATING ACTIVITIES                                       (889,266)          (184,303)
                                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                 (90,321)            (1,580)
   Change in other assets                                                             (20,979)            (4,999)
                                                                                  -----------        -----------

       NET CASH (USED IN) INVESTING ACTIVITIES                                       (111,300)            (6,579)
                                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in line(s) of credit                                                    477,978                 --
   Payments on long term debt                                                         (39,490)           (31,943)
   Payments on litigation settlements                                                      --            (13,778)
   Notes payable, shareholders                                                        260,000                 --
   Cash acquired in merger                                                             33,580                 --
   Common stock issued for cash, net                                                       --             50,058
                                                                                  -----------        -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                      732,068              4,337
                                                                                  -----------        -----------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (268,498)          (186,545)

CASH AND CASH EQUIVALENTS, Beginning of period                                        326,926            219,896
                                                                                  -----------        -----------

CASH AND CASH EQUIVALENTS, End of period                                          $    58,428        $    33,351
                                                                                  ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid in cash                                                          $    29,222        $     6,424
                                                                                  ===========        ===========
   Income taxes paid in cash                                                      $        --        $    11,693
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

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

                                   (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The accompanying consolidated financial statements of Method Products Corp., a Delaware corporation, and its wholly- owned subsidiary, MPC Integrated Technologies, Inc., (MPCIT), (together, referred to as the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 (b) of Regulation S-B. The disclosure in the notes to the financial statements have been prepared in accordance with the instructions set forth under Item 310 (b), Interim Financial Statements, of Regulation S-B. The requirements set forth under Item 310(b) require that footnotes and other disclosures should be provided as needed for the fair presentation of the financial statements and to ensure that the financial statements are not misleading. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The requirements of Item 310 (b) also require disclosure of material subsequent events and material contingencies.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no material contingencies that require disclosure. The financial statements as of and for the six months and three months ended December 31, 2000 and 1999 are unaudited.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. See Going Concern Considerations, below. The accompanying consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Form SB-2, as amended, of The Arielle Corp., filed with the Securities and Exchange Commission (the SEC) in September 2000 (see
Note 2).

Sales and accounts receivable in the quarterly period ended December 31, 2000 have been adjusted due to certain accounting inaccuracies, and an accounting charge for stock options issued during such quarter to employees below fair value, and for stock options issued to consultants, were inadvertently not recorded. The sales and accounts receivable inaccuracies related primarily to the recognition of certain sales and accounts receivable in such quarterly period rather than in the following accounting periods. After consultation with the Company's independent auditors, the Board of Directors and the audit committee of the Board, management has restated the Company's financial statements for the quarterly periods effected. Financial statements and related disclosures contained in this report reflect, where appropriate, changes to conform to these restatements. Selected balance sheet and statement of operations amounts as previously reported and as restated are as follows:

For the Three Months Ended              Sales as Previously Reported:              Sales as Restated:
December 31, 2000:                             $ 1,383,531                             $ 1,195,500

                                        Net Income/(Loss) as                 Net Income/(Loss) as Restated:
                                        Previously Reported:
                                               $  (691,965)                            $(1,583,576)


For the Six Months Ended               Sales as Previously Reported:              Sales as Restated:
December 31, 2000:                             $ 2,120,665                             $ 1,932,634

                                           Net Income/(Loss) as               Net Income/(Loss) as Restated:
                                           Previously Reported:
                                               $(1,167,506)                            $(2,059,115)


As of December 31, 2000                   Accounts Receivable as               Accounts Receivable as Restated:
                                           Previously Reported:
                                               $   759,383                             $   585,479


For the Six Months Ended             Accounting Charge for Options Issued    Accounting Charge for Options Issued
December 31, 2000                         as Previously Reported:                      as Restated:
                                               $    84,362                             $   901,780

Description of Business
-----------------------

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

Going Concern Considerations
----------------------------

The Company's unaudited financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net stockholders' deficit of $497,796 at December 31, 2000. In addition, the Company has a deficit in working capital of $784,828 at December 31, 2000. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due. Management is planning to obtain additional working capital from operations, and/or from other sources, including creditors. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional working capital and sustaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

Income Taxes
------------

All deferred taxes created by net operating losses are offset in their entirety by a deferred tax asset valuation allowance.

Derivative Instruments and Hedging Activities
---------------------------------------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities effective July 1, 2000. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. As of and for the six months ended December 31, 2000, the Company did not possess any derivatives to be accounted for under SFAS No. 133.

Reclassification
----------------

Certain amounts have been reclassified in the 1999 financial statements to conform to 2000 presentation.

NOTE 2. MERGER
On October 6, 2000, pursuant to an Agreement and Plan of Merger (the Merger Agreement) dated as of January 12, 2000 between The Arielle Corp., a Delaware corporation (Arielle) and Method Products Corp., a Florida corporation (Method), all of the issued and outstanding shares of common stock of Method were exchanged on a tax-free basis for shares of common stock of Arielle, a publicly held entity. To complete the merger, Arielle issued new shares of its common stock to the shareholders of Method in exchange for all of the outstanding stock of Method. Immediately subsequent to the merger, the shareholders of Method controlled approximately 91.87% of Arielle. As a result of this merger, the business of Method is to be conducted within the legal entity Arielle, Arielle's name was changed to Method Products Corp., and Method ceased to exist.

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

NOTE 5. ASSET ACQUISITION
Effective November 1, 2000, the Company entered into an Asset Purchase Agreement with an unrelated third party (the Seller) to purchase the inventory of the Seller in exchange for shares of common stock of the Company. The purchase price of the inventory is $223,283 which approximates the wholesale value of the inventory. The Company paid for this inventory by issuing 297,711 shares of common stock of the Company valued at $0.75 per share on November 29, 2000.

Note 6. SHAREHOLDER LOANS
During the six months ended December 31, 2000, certain existing and prospective shareholders lent $260,000 to the Company in exchange for notes bearing interest at 8%. On or about February 20, 2001, the notes will be exchanged for 346,667 shares of common stock of the Company, valued at $0.75 a share. The accrued interest will be paid, in cash, to the noteholders when the shares are issued. The company has accrued $37,500 in commissions relating to this investment.

Note 7. NET LOSS PER COMMON SHARE
For the three months and six months ended December 31, 2000 basic and diluted weighted average common shares included only common shares outstanding. The inclusion of common share equivalents would be anti-dilutive and, as such, they are not included.

However, the common stock equivalents, if converted, would have increased fully diluted common shares at December 31, 2000 by approximately 5,545,304. For the three months and six months ended December 31, 1999 basic and diluted weighted average common shares includes only common shares outstanding, as there were no common share equivalents.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As further described in Note 1 to the Consolidated Financial Statements, the financial statements for the quarterly period ended December 31, 2000 have been adjusted due to certain sales and accounts receivable accounting inaccuracies, and for an accounting charge for stock options issued during such quarter that were inadvertently not recorded. Management has re-stated the Company's financial statements for the quarterly periods effected. The discussions and figures below are based on these restated presentations.

FORWARD LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to going concern considerations, our success in obtaining additional working capital from operations and/or other sources as required or otherwise desired, uncertain ability to meet capital needs, our dependence upon certain existing key personnel, a substantial percentage of our business is currently dependent upon two suppliers, our ability to manage growth, our success in implementing our business strategy which includes possible acquisitions and their integration into our operations, and the risk of economic and market factors affecting the Company and its customers. Many of such risk factors are beyond our control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this report will in fact occur.

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

ORGANIZATION AND OPERATIONS

As previously described in the notes to the consolidated financial statements herein, and in Item 4 below, Method Products Corp. (together with our wholly-owned subsidiary, MPC Integrated Technologies, Inc., the Company) is the result of an October 6, 2000 merger between The Arielle Corp., a Delaware corporation (Arielle), and Method Products Corp., a Florida corporation (Method). The merger is accounted for as an acquisition of Arielle by Method, and in accordance with APB Opinion 16, paragraph 93, the effective date of the merger for accounting purposes is September 30, 2000. The merged entity has adopted the June fiscal year end of Method. Since Arielle was a non-operating shell entity with no appreciable revenues or expenses, the analysis of the results of operations and financial condition relates primarily to the activities of Method.

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

Net sales for the six months ended December 31, 2000 were $1,932,634, as compared to net sales for the six months ended December 31, 1999 of $1,499,967. Net sales for the three months ended December 31, 2000 were $1,195,500, as compared to net sales for the three months ended December 31, 1999 of $678,718. These increases are primarily attributable to management's concentration upon the hiring and integration of additional sales staff.

Cost of sales was $1,352,530 or approximately 70% of sales for the six months ended December 31, 2000 as compared to cost of sales for the six months ended December 31, 1999 of $867,561 or approximately 58% of sales. Cost of sales for the three months ended December 31, 2000 was $879,053 or approximately 74% of sales as compared to three months ended December 31, 1999 of $213,252 or approximately 31% of sales. These increases are attributable to increased labor costs associated with hiring additional technical staff, project management staff and increased product costs as a percentage of net sales.

Administrative expenses for the six months ended December 31, 2000, which substantially consist of sales and administrative labor, amounted to $2,603,670 as compared to $670,873 for the six months ended December 31, 1999. The Administrative expenses for the three months ended December 31, 2000 were $1,873,457 as compared to the three months ended December 31, 1999 of $370,268. These increases are attributable to the hiring of additional sales personnel and related administrative support staff in conjunction with the asset purchase agreement and anticipation of expanded sales and marketing efforts, and for other administrative costs, as further described below.

Consulting fees were $22,944 for the six months ended December 31, 2000 as compared to $32,547 for the six months ended December 31, 1999. For the three months ended December 31, 2000 consulting fees were $15,944 as compared to $32,547 for the three months ended December 31, 1999. The decrease is attributable to the completion of services rendered in accordance with our agreement with one individual.

Salaries were $1,610,389 for the six months ended December 31, 2000 as compared to $216,373 for the six months ended December 31, 1999 and $1,314,140 for the three months ended December 31, 2000 as compared to $106,110 for the three months ended December 31, 1999. The increase is attributable to our increased sales and administrative staff. As of December 31, 2000, the Company had approximately 65 employees most of which were hired at the end of September 2000, compared to approximately 18 employees at December 31, 1999. The Company has felt the full impact of these costs for the second quarter ended December 31, 2000.

Professional fees were $126,140 for the six months ended December 31, 2000 as compared to $21,610 for the six months ended December 31, 1999 and $53,069 for the three months ended December 31, 2000 as compared to $4,978 for the three months ended December 31, 1999. This increase is attributable to increased legal costs associated with the merger, and related increased quarterly legal, accounting and auditing fees associated with SEC quarterly reviews.

Other selling, general and administrative expenses, which include bad debt expenses, travel and entertainment, insurance, auto, telephone and other expenses, were $844,197 for the six months ended December 31, 2000 as compared to $441,337 for the six months ended December 31, 1999. For the three months ended December 31, 2000, other selling, general and administrative expenses were $490,302 as compared to $267,627 for the three months ended December 31, 1999. The increase is attributable to expenses directly associated with increased staffing as well as financing activities.

Interest expense was $42,665 for the six months ended December 31, 2000 as compared to $13,318 for the six months ended December 31, 1999 and $29,091 for the three months ended December 31, 2000 as compare to $6,894 for the three months ended December 31, 1999. The increase is attributable to additional equipment debt financing and the commencement of our line of credit with General Electric Capital Corporation (GE Capital), further discussed below.

As a result of the issuance of an option in October 2000 to each of two of the Company's executive officers to acquire 1,000,000 shares of the Company's common stock at an exercise price below the then current fair value of such securities, the Company incurred an accounting charge of $800,000 during the three months ended December 31, 2000. Other option issuances to consultants, and to other employees at exercise prices below fair value, resulted in additional accounting charges of $101,780 during the six months ended December 31, 2000. There were no such charges in the comparable period in the prior year.

As a result of the foregoing factors, we incurred losses of approximately $2,059,115 or ($.263) per share for the six months ended December 31, 2000 as compared to a loss of approximately $51,785 or ($.010) per share for the six month period ended December 31, 1999. For the three month period ended December 31, 2000, we incurred losses of approximately $1,583,576 or ($.191) per share and a net income of $88,304 or $.016 per share for the three months ended December 31, 1999.

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

At December 31, 2000, we had stockholders' deficit of approximately $497,796 and a deficit in working capital of $784,828. Since our inception, we have incurred losses of approximately $4,644,588. Our operations and growth have been funded by the sale of common stock with gross cash proceeds of approximately $1,223,000, shareholder loans of approximately $260,000 as discussed in note 6, and working capital borrowings, further discussed below, of approximately $553,375. These funds have been used for working capital and capital expenditures.

As of December 7, 2001, we do not have any commitments for any material capital expenditures.

As of December 7, 2001, we believe our current sources of credit, which only include standard terms provided by vendors, and liquidity, both from cash flow from current operations, resulting in part from our previously announced acquisition of Ameritrend Corporation, and from informal commitments for additional equity capital from certain current shareholders, will provide sufficient liquidity to meet our cash requirements to sustain existing operations for approximately the next six to nine months. We have recently seen some improvement in sales industry wide, which we have also experienced, and believe, based upon such current trend, if continued, that sales following such six to nine month period may provide sufficient internal cash flow to sustain our current operations.

A key element of our growth strategy is the acquisition of additional telecommunications related companies. We believe we may be able to acquire such companies or select assets through the issuance of shares of our common stock. It is possible, however, that certain acquisition candidates may also require cash to be acquired. In such event, we may require additional funding to finance such acquisitions. Additional cash may also be required to integrate any such acquisitions into our operations. Such financing, if available, may be in the form of equity and/or debt. We have no firm commitments presently in place with any underwriters or otherwise in connection therewith and no assurances are given that such funding will be available if desired, or that the terms thereof, if available, will be satisfactory.

As of December 31, 2000, we had three lines of credit with commercial lenders. The agreements provide for maximum revolving lines of credit of $683,000. Interest at December 31, 2000 ranges from 9.5% to 19.4%. The aggregate amount outstanding at December 31, 2000 was $553,375. On August 17, 2000, our predecessor, Method Products Corp., a Florida corporation (Method), closed on a $600,000 revolving line of credit with GE Capital. Utilizing the GE Capital line of credit, one credit line was been paid off in full with $23,889 and $4,611 outstanding on the two remaining lines of credit as of December 31, 2000. As of December 31, 2000, and February 08, 2001, we have an outstanding balance of $524,874 and $519,473, respectively, on such GE Capital credit line. Such credit line was repaid by the Company in full and retired on October 8, 2001.

During the six months ended December 31, 2000, we obtained loans from several individual investors aggregating $260,000 which were used for working capital purposes. On or about February 20, 2001, such notes will be exchanged for 346,667 shares of our common stock, valued at $.75 per share.

For the six months ended December 31, 2000 and December 31, 1999, approximately 32% and 22%, respectively, of our total sales were attributable to the sale of medium sized voice communication equipment manufactured by Nitsuko America Telecom Division (Nitsuko), and approximately 19% and 22% of our total sales were attributable to the sale of large multimedia platform based exchange systems manufactured by AVAYA Systems (formerly the enterprise network group of Lucent Technologies). Sales of Fujitsu systems decreased for the six months ended December 31, 2000 and December 31, 1999 to 1.3% and .58% of sales respectively.

On April 26, 2000 the Company entered into an agreement with Thornhill Group, Inc., a financial advisory and investment banking firm, which provides us with financial advisory and investment banking services in exchange for a combination of fees and/or shares of our common stock. Through December 31, 2000, all fees have been paid in stock. Pursuant to such agreement, such firm has also been granted an option to purchase a total of 9.9% of our outstanding shares of common stock as of April 30, 2002 exercisable through April 30, 2005 at an exercise price of $.75 per share, subject to customary adjustments.

We do not generally believe our business is seasonal.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

                                 Not applicable.

Item 2. Changes in Securities

The security issuances described below were effected pursuant to Section 4(2) under the Securities Act of 1933, as amended, based upon the limited number of offerees, their relationship to the Company, the number of securities offered in each offering, the size of the respective offerings, and the manner of each offering.

During the six months ended December 31, 2000, we issued to Thornhill Group, Inc. 80,000 shares of our common stock for consulting services rendered in connection with a previously executed financial advisory/investment banking agreement and accrued an additional 60,000 shares for the second quarter which will be issued during the third quarter ended March 31, 2001. These shares were valued at $.75 per share.

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

On or about October 6, 2000, the Company issued an option to each of two of the Company's executive officers to acquire 1,000,000 shares of the Company's common stock at an exercise price of $.35 per share through March 14, 2004. Such options were issued in consideration of each of such persons having previously agreed, in connection with the merger by and between the Method and Arielle, to escrow certain of their respective shares of the Company's common stock until such time as the Company may achieve sales of at least $5,000,000 in the first complete fiscal year following the merger.

On or about November 29, 2000, the Company issued 30,000 shares of common stock valued at $.75 per share to two employees as a year end bonus.

Item 3. Defaults Upon Senior Securities
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

On October 6, 2000, pursuant to an Agreement and Plan of Merger (the Merger Agreement) dated as of January 12, 2000 between Arielle and Method, all of the issued and outstanding shares of common stock of Method as of January 12, 2000, together with additional Method shares of common stock issued subsequent thereto, were exchanged on a tax-free basis for 7,412,021 shares of common stock of Arielle (representing approximately 91.87% of the surviving entity), in a transaction in which Arielle, whose name was changed to Method Products Corp. in the Certificate of Merger filed with the Delaware Secretary of State, was the surviving legal corporation.

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

Item 5. Other Information

In connection with the Merger Agreement, which provides that 779,152 shares of the Company's common stock be deposited into an escrow account by Company shareholders, to be released from escrow if the Company achieves sales of a minimum of $5,000,000 in the first complete fiscal year following the merger, and returned to treasury if such sales are not achieved, certain Company officers agreed to deposit such aggregate number of shares in escrow in performance of such escrow provision.

As a result of the Company not being current in its reports under the Securities Exchange Act of 1934, our common stock was delisted from the OTCBB on or about November 20, 2001. Our common stock is currently listed on the OTC market (Symbol: MTDP).

On July 1, 2001, the Company's Board of Directors elected Richard Fieni to fill a vacancy on the Board of Directors and appointed him to serve as the Company'Ss President.

We anticipate filing our Form 10-KSB for the fiscal year ended June 30, 2001 on or prior to December 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a) Not applicable.

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




Date: December 7, 2001          By:    /s/ Richard Fieni
                                    --------------------------------------------
                                        Richard Fieni, President

                                       /s/ Milton Barbarosh
                                    --------------------------------------------
                                     Milton Barbarosh, Interim CFO
                                    (Principal Financial and Accounting Officer)