Form 10QSB/A
period 2001-03-31
METHOD PRODUCTS CORP /DE
filed 2001-12-07
CIK 1066928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001

                                       OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       For the transition period from ___________ to ____________

                        Commission file number 000-31485

                              METHOD PRODUCTS CORP.

        (Exact name of small business issuer as specified in its charter)



          Florida                                    11-3456837
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

           Transitional Small Business Disclosure Format (Check One:)

                                 Yes       No  X
                                     -----   -----

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a) Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and
   June 30, 2000.

b) Consolidated Statements of Operations (Unaudited) for the three months and the nine months ended March 31, 2001 and March 31, 2000

c) Consolidated Statement of Changes in Stockholders' Equity (Deficit) (Unaudited) for the nine months ended March 31, 2001

d) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2001 and March 31, 2000

e) Notes to Consolidated Financial Statements

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2001 (UNAUDITED) AND JUNE 30, 2000

                                                                           March 31,             June 30,
                                                                             2001                 2000
                                                                          -----------          -----------
                                       ASSETS
                                       ------

CURRENT ASSETS:
   Cash and cash equivalents                                              $    29,723          $   326,927
   Accounts receivable, net                                                   321,542              248,464
   Inventories, net                                                           391,974              192,109
   Due from employees                                                          18,849                2,892
   Prepaid expenses and other                                                  55,770               29,369
                                                                          -----------          -----------
       TOTAL CURRENT ASSETS                                                   817,858              799,761

PROPERTY AND EQUIPMENT, net                                                   363,921              259,029

OTHER ASSETS                                                                   86,594               74,228
                                                                          -----------          -----------
       TOTAL                                                              $ 1,268,373          $ 1,133,018
                                                                          ===========          ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ---------------------------------------------

CURRENT LIABILITIES:
   Lines of credit                                                        $   506,980          $    75,397
   Current portion of long-term debt                                           62,687               61,078
   Accounts payable and accrued expenses                                    1,211,823              440,989
   Customer deposits                                                           37,118               21,622
   Deferred revenue                                                            10,807               54,967
                                                                          -----------          -----------
       TOTAL CURRENT LIABILITIES                                            1,829,415              654,053
                                                                          -----------          -----------
LONG-TERM DEBT, less current portion                                          151,060              141,949
                                                                          -----------          -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
          Preferred Stock, 2,000,000 shares authorized, $.0001
          Par value; none issued or outstanding                                     0                    0

          Common stock, 80,000,000 shares authorized, $0.0001 par
          value; 10,024,005 and 7,330,521 shares issued and
          outstanding at March 31, 2001 and June 30, 2000,
          respectively                                                          1,002                  733
   Additional paid-in capital                                               4,588,216            2,835,808
   Deficit                                                                 (5,301,320)          (2,499,525)
                                                                          -----------          -----------
       STOCKHOLDERS' EQUITY (DEFICIT), NET                                   (712,102)             337,016
                                                                          -----------          -----------
       TOTAL                                                              $ 1,268,373          $ 1,133,018
                                                                          ===========          ===========


          See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                          2001                    2000
                                                      -----------             -----------
SALES                                                 $ 1,018,572             $   644,715

COST OF SALES                                             607,257                 338,054
                                                      -----------             -----------

       GROSS PROFIT                                       411,315                 306,661

ADMINISTRATIVE EXPENSES                                 1,046,563                 727,360
                                                      -----------             -----------
       LOSS FROM OPERATIONS                              (635,248)               (420,699)
                                                      -----------             -----------
OTHER (INCOME) EXPENSE:
   Interest expense                                        26,327                   4,613
   Other                                                   (4,843)                     --
                                                      -----------             -----------
       OTHER EXPENSE, NET                                  21,484                   4,613
                                                      -----------             -----------
       LOSS BEFORE INCOME TAXES                          (656,732)               (425,312)

PROVISION FOR INCOME TAXES                                     --                      --
                                                      -----------             -----------
       NET LOSS                                       $  (656,732)            $  (425,312)
                                                      ===========             ===========



LOSS PER COMMON SHARE:


Basic and diluted                                     $    (0.077)            $    (0.077)
                                                      ===========             ===========
Weighted average common shares outstanding              8,584,973               5,510,444
                                                      ===========             ===========


          See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                          2001                   2000
                                                      -----------             -----------
SALES                                                 $ 2,951,206             $ 2,144,682

COST OF SALES                                           1,959,787               1,205,615
                                                      -----------             -----------

       GROSS PROFIT                                       991,419                 939,067

ADMINISTRATIVE EXPENSES                                 3,650,233               1,393,438
                                                      -----------             -----------
       LOSS FROM OPERATIONS                            (2,658,814)               (454,371)
                                                      -----------             -----------
OTHER (INCOME) EXPENSE:
   Interest expense                                        68,992                  17,931
   Other                                                  (11,958)                 (4,795)
                                                      -----------             -----------
       OTHER EXPENSE, NET                                  57,034                  13,136

       LOSS BEFORE INCOME TAXES                        (2,715,848)               (467,507)

PROVISION FOR INCOME TAXES                                     --                      --
                                                      -----------             -----------
       NET LOSS                                       $(2,715,848)            $  (467,507)
                                                      ===========             ===========



LOSS PER COMMON SHARE:


Basic and diluted                                     $    (0.333)            $    (0.086)
                                                      ===========             ===========
Weighted average common shares outstanding              8,166,261               5,447,667
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

                                                               Common Stock            Additional                      Stockholders'
                                                                           at            Paid-in                          Equity
                                                       # of Shares      par value        Capital         Deficit       Deficit), net
                                                       -----------     -----------     -----------     -----------     ------------
STOCKHOLDERS' EQUITY, July 1, 2000                       7,330,521     $       733     $ 2,835,808     ($2,499,525)     $   337,016


Issuance of stock for cash, net of expenses                663,957              66         243,650              --          243,716

Issuance of stock for services                             231,500              23         173,602              --          173,625

Common stock issued at merger (Note 2)                     654,857              65          94,000         (85,945)           8,120

Issuance of stock for assets                               297,711              30         223,251              --          223,281

Issuance of stock options below fair value, and to              --              --       1,017,904              --        1,017,904
Consultants

Exercise of stock options                                  845,459              85              --              --               85

Net loss for the nine months ended March 31, 2001               --              --              --      (2,715,848)      (2,715,848)
                                                       -----------     -----------     -----------     -----------      -----------

STOCKHOLDERS' DEFICIT, MARCH 31, 2001                   10,024,005     $     1,002     $ 4,588,216     ($5,301,320)     ($  712,102)
                                                       ===========     ===========     ===========     ===========      ===========

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                           2001                2000
                                                                       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(2,715,848)         $  (467,507)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                         87,356               48,540
      Provision for bad debts                                               99,591                   --
      Gain on asset dispositions                                                --               (5,183)
      Common Stock issued for services                                     173,625              313,250
      Stock options issued                                               1,017,904                   --
      Changes in certain assets and liabilities net of amounts
         from merger:
         Accounts receivable                                              (172,669)              28,765
         Inventories                                                        23,416             (102,676)
         Due from employees                                                (17,644)              (7,290)
         Prepaid expenses and other                                        (24,714)              (3,342)
         Accounts payable and accrued expenses                             690,406               77,806
         Customer deposits                                                  15,495             (167,678)
         Deferred revenue                                                   10,807                   --
                                                                       -----------          -----------
       NET CASH USED IN OPERATING ACTIVITIES                              (812,275)            (285,315)
                                                                       -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (117,284)             (60,082)
   Notes receivable, shareholders                                               --              (25,383)
   Change in other assets                                                  (22,119)              (9,838)
                                                                       -----------          -----------
       NET CASH USED IN INVESTING ACTIVITIES                              (139,403)             (95,303)
                                                                       -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in line(s) of credit                                         431,583                   --
   Proceeds from long term debt                                                 --               53,124
   Payments on long term debt                                              (54,490)             (49,200)
   Payments on litigation settlements                                           --              (13,815)
   Cash acquired in merger                                                  33,580                   --
   Common stock issued for exercise of options                                  85                   --
   Common stock issued for cash, net                                       243,716              464,500
                                                                       -----------          -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                           654,474              454,609
                                                                       -----------          -----------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (297,204)              73,991

CASH AND CASH EQUIVALENTS, Beginning of period                             326,927              219,896
                                                                       -----------          -----------
CASH AND CASH EQUIVALENTS, End of period                               $    29,723          $   293,887
                                                                       ===========          ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid in cash                                               $    23,996          $    17,931
                                                                       ===========          ===========
   Income taxes paid in cash                                           $        --          $        --
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

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE NINE MONTHS ENDED MARCH 31, 2001

                                   (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The accompanying consolidated financial statements of Method Products Corp., a Florida corporation, and its wholly- owned subsidiary, MPC Integrated Technologies, Inc., (MPCIT), (together, referred to as the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 (b) of Regulation S-B. The disclosure in the notes to the financial statements have been prepared in accordance with the instructions set forth under Item 310 (b), Interim Financial Statements, of Regulation S-B. The requirements set forth under Item 310(b) require that footnotes and other disclosures should be provided as needed for the fair presentation of the financial statements and to ensure that the financial statements are not misleading. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The requirements of Item 310 (b) also require disclosure of material subsequent events and material contingencies.

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

Sales and accounts receivable in the quarterly period ended March 31, 2001 have been adjusted due to certain accounting inaccuracies. Such inaccuracies related primarily to the recognition of certain sales and accounts receivable in such quarterly period rather than in the following accounting periods. After consultation with the Company's independent auditors, the Board of Directors and the audit committee of the board, management has restated the Company's financial statements for the quarterly periods affected. Financial statements and related disclosures contained in this report reflect, where appropriate, changes to conform to these restatements. Year to date numbers also include adjustments made for the three month period ended December 31, 2000. Selected balance sheet and statement of operations amounts as previously reported and as restated are as follows:

For the Three Months Ended                Sales as Previously Reported:                        Sales as Restated:
March  31, 2001:
                                                  $1,195,333                                      $1,018,572


                                           Net Income/(Loss) as                          Net Income/(Loss) as Restated:
                                           Previously Reported:
                                                  $(533,375)                                      $(656,732)


For the Nine Months Ended                Sales as Previously Reported:                         Sales as Restated:
March 31, 2001:
                                                  $3,315,998                                      $2,951,206

                                            Net Income/(Loss) as                         Net Income/(Loss) as Restated:
                                            Previously Reported:
                                                  $(1,700,881)                                    $(2,715,848)


As of March 31, 2001                        Accounts Receivable as                           Accounts Receivable as
                                             Previously Reported:                                  Restated:
                                                  $663,721                                        $321,542

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

Going Concern Considerations
----------------------------

The Company's unaudited financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net stockholders' deficit of $712,102 at March 31, 2001. In addition, the Company has a deficit in working capital of $1,011,557 at March 31, 2001. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due. Management is planning to obtain additional working capital from operations, and/or from other sources, including creditors. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional working capital and sustaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

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

Note 7. NET LOSS PER COMMON SHARE For the three months and nine months ended

March 31, 2001, basic and diluted weighted average common shares included only common shares outstanding. The inclusion of common share equivalents would be anti-dilutive and, as such, they are not included. However, the common stock equivalents, if converted, would have increased fully diluted common shares at March 31, 2001 by approximately 4,671,418. For the three months and nine months ended March 31, 1999 basic and diluted weighted average common shares includes only common shares outstanding, as there were no common share equivalents.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As further described in Note 1 to the Consolidated Financial Statements, sales and accounts receivable for the quarterly period ended March 31, 2001 have been adjusted due to certain accounting inaccuracies. Management has restated the Company's financial statements for the periods effected. Year to date numbers also include corrections made for the three month period ended December 31, 2000. The discussions and figures below are based on these restated presentations.


FORWARD LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to going concern considerations, our success in obtaining additional working capital from operations and/or other sources as presently required or otherwise desired, uncertain ablility to meet capital needs, our dependence upon certain existing key personnel, a substantial percentage of our business is currently dependent upon two suppliers, our ability to manage growth, our success in implementing our business strategy which includes possible acquisitions and their integration into our operations, and the risk of economic and market factors affecting the Company and its customers. Many of such risk factors are beyond our control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this report will in fact occur.

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

Net sales for the nine months ended March 31, 2001 were $2,951,206, as compared to net sales for the nine months ended March 31, 2000 of $2,144,682. Net sales for the three months ended March 31, 2001 were $1,018,572, as compared to net sales for the three months ended March 31, 2000 of $644,715. These increases are primarily attributable to management's concentration upon the hiring and integration of additional sales staff.

Cost of sales was $1,959,787 or approximately 66% of sales for the nine months ended March 31, 2001 as compared to cost of sales for the nine months ended March 31, 2000 of $1,205,615 or approximately 56% of sales. Cost of sales for the three months ended March 31, 2001 was $607,257 or approximately 60% of sales as compared to three months ended March 31, 2000 of $338,054 or approximately 52% of sales. These increases are attributable to increased labor costs associated with hiring additional technical staff, project management staff and increased product costs as a percentage of net sales.

Administrative expenses for the nine months ended March 31, 2001, which substantially consist of sales and administrative labor, amounted to $3,650,233 as compared to $1,393,438 for the nine months ended March 31, 2000. The administrative expenses for the three months ended March 31, 2001 were $1,046,563 as compared to the three months ended March 31, 2000 of $727,360. These increases are attributable to the hiring of additional sales personnel and related administrative support staff in conjunction with the asset purchase agreement and the expanded sales and marketing efforts, and for other administrative costs, as further described below.

Consulting fees were $31,144 for the nine months ended March 31, 2001 as compared to $69,547 for the nine months ended March 31, 2000. For the three months ended March 31, 2001 consulting fees were $8,200 as compared to $37,000 for the three months ended March 31, 2000. The decrease is attributable to the completion of services rendered in connection with outside agreements.

Salaries were $2,134,384 for the nine months ended March 31, 2001 as compared to $650,940 for the nine months ended March 31, 2000 and $523,995 for the three months ended March 31, 2001 as compared to $434,567 for the three months ended March 31, 2000. The increase is attributable to our increased sales and administrative staff. As of March 31, 2001, the Company had approximately 65 employees most of which were hired at the end of September 2000, compared to approximately 23 employees at March 31, 2000. To reduce administrative expenses, the Company plans to scale down the administrative staff size during the fourth quarter 2001 to approximately 40 employees.

Professional fees were $139,831 for the nine months ended March 31, 2001 as compared to $21,610 for the nine months ended March 31, 2000 and $13,692 for the three months ended March 31, 2001 as compared to $0 for the three months ended March 31, 2000. This increase is attributable to increased legal costs associated with the merger, and related increased quarterly legal, accounting and auditing fees associated with SEC quarterly reviews.

Other selling, general and administrative expenses, which include bad debt expenses, travel and entertainment, insurance, auto, telephone and other expenses, were $1,344,874 for the nine months ended March 31, 2001 as compared to $651,341 for the nine months ended March 31, 2000. For the three months ended March 31, 2001, other selling, general and administrative expenses were $500,677 as compared to $255,793 for the three months ended March 31, 2000. The increase is attributable to expenses directly associated with increased staffing as well as financing activities.

Interest expense was $68,992 for the nine months ended March 31, 2001 as compared to $17,931 for the nine months ended March 31, 2000 and $26,327 for the three months ended March 31, 2001 as compared to $4,613 for the three months ended March 31, 2000. The increase is attributable to additional equipment debt financing and our line of credit with General Electric Capital Corporation (GE Capital), further discussed below.

During the nine months ended March 31, 2001, the company has issued stock options to consultants, and to certain employees at exercise prices below fair value. These issuances have resulted in the company incurring an accounting charge of $1,017, 904. There were no such charges in the comparable period in the prior year.

As a result of the foregoing factors, we incurred losses of approximately $2,715,848 or ($.333) per share for the nine months ended March 31, 2001 as compared to a loss of approximately $467,507 or ($.086) per share for the nine month period ended March 31, 2000. For the three month period ended March 31, 2001, we incurred losses of approximately $656,732 or ($.077) per share and a net loss of $425,312 or ($.077) per share for the three months ended March 31, 2000.

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

At March 31, 2001, we had stockholders' deficit of approximately $712,102 and a deficit in working capital of $1,011,557. Since our inception, we have incurred losses of approximately $5,301,320. Our operations and growth have been funded by the sale of common stock with gross cash proceeds of approximately $1,493,500 and working capital borrowings, further discussed below, of approximately $506,980. These funds have been used for working capital and capital expenditures.

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

As of March 31, 2001, we had three lines of credit with commercial lenders, including GE Capital. The agreements provide for maximum revolving lines of credit of $683,000. Interest at March 31, 2001 ranges from 9.5% to 19.4%. The aggregate amount outstanding at March 31, 2001 was $506,980. Utilizing the GE Capital line of credit, one credit line was paid off in full with $23,701 and $3,343 outstanding on the two remaining lines of credit as of March 31, 2001. As of March 31, 2001 we had an outstanding balance of $479,935 on the GE Capital credit line. Such credit line was repaid by the Company in full and retired on October 8, 2001.

During the nine months ended March 31, 2001, we obtained loans from several individual investors aggregating $260,000 which were used for working capital purposes. On February 12, 2001, such notes were exchanged for 355,957 shares of our common stock, valued at $.75 per share.

For the nine months ended March 31, 2001 and March 31, 2000, approximately 25% and 27%, respectively, of our total sales were attributable to the sale of medium sized voice communication equipment manufactured by Nitsuko America Telecom Division (Nitsuko), and approximately 21% and 15% of our total sales were attributable to the sale of large multimedia platform based exchange systems manufactured by AVAYA Systems (formerly the enterprise network group of Lucent Technologies). Sales of Fujitsu systems decreased for the nine months ended March 31, 2001 and March 31, 2000 to 4.3% and 1.5% of sales, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

On January 24, 2001, the Company's Board of Directors and majority shareholders executed and delivered to the Company a written consent to corporate action whereby they approved: (i) the reincorporation of the Company from Delaware to Florida (the Reincorporation) by merging the Company with and into its newly formed, wholly-owned Florida subsidiary, Method Products Corp. (hereinafter referred to as the Company); (ii) the adoption of a 2001 Stock Option Plan to provide for the grant of options to purchase up to 500,000 shares of the Company's common stock to Company employees, directors and consultants; and
(iii) increased share authorization in the articles of incorporation to provide for 80,000,000 authorized shares of common stock, $.0001 par value, as well as authorization for 2,000,000, shares of blank check preferred stock, $.0001 par value. The Reincorporation of the Company from Delaware to Florida was effected on March 16, 2001.

Item 5. Other Information

As a result of the Company not being current in its reports under the Securities Exchange Act of 1934, our common stock was delisted from the OTCBB on or about November 20, 2001. Our common stock is currently listed on the OTC market (Symbol: MTDP).

On July 1, 2001, the Company's Board of Directors elected Richard Fieni to fill a vacancy on the Board of Directors and appointed him to serve as the Company's President.

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




Date: December 7, 2001             By: /s/ Richard Fieni
                                       ----------------------------------------
                                       Richard Fieni, President

                                       /s/ Milton Barbarosh
                                       -----------------------------------------
                                       Milton Barbarosh, Interim CFO (Principal
                                       Financial and Accounting Officer)