Form 10KSB
period 2001-06-30
METHOD PRODUCTS CORP /DE
filed 2001-12-31
CIK 1066928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For the fiscal year ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to ____________


                        Commission File Number 000-31485

                              METHOD PRODUCTS CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)


          Florida                                               11-3456837
----------------------------                                 -------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


 2101 N.W. 33rd Street, Suite 600A, Pompano Beach, FL                   33069
--------------------------------------------------------------------------------
(Address of principal  executive offices)                             (Zip Code)

        Registrant's telephone number, including area code (954) 968-1913

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.0001 PAR VALUE
                   --------- -------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes        No X
           ------   ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [____].

         The Issuer's revenues for its most recent fiscal year is $3,719,470.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 30, 2001 is approximately $14,966,023, based on the closing bid price.

         As of November 30, 2001, the Registrant had 39,983,285 shares of common stock, par value $.0001 per share outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference:

Definitive Information Statement filed with the Commission on February 8, 2001 -
PART III, ITEM 13

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         We (sometimes referred to as the "Registrant"or, together with our wholly-owned subsidiaries, MPC Integrated Technologies, Inc. ("MPCIT") and Ameritrend Corporation ("Ameritrend"), the "Company") are a multi-service business communications systems company specializing in the custom design, installation and service of total communications network systems, including computer telephone integration, fiber optic cabling and video conferencing, among other network systems, for various businesses, with a focus on businesses located in South Florida.

         Our executive offices are located at 2101 NW 33rd Street, Suite 600A, Pompano Beach, FL 33069. Our telephone number is (954) 968-1913.

Recent Events

         As previously reported in a Form 8-K filed with the Securities and Exchange Commission ("Commission" or "SEC") on September 4, 2001 and a Form 8-K filed with the Commission on September 14, 2001, we entered into a stock purchase agreement with Ameritrend, a then wholly-owned subsidiary of Danka Holding Company ("Danka"), and Danka on August 31, 2001 whereby we purchased all of Ameritrend's issued and outstanding capital stock.

         Pursuant to the terms of the stock purchase agreement, we executed a promissory note to Danka in the amount of $1,000,000, payable over the course of 180 days from the closing date, from sales of purchased inventory. Concurrent with the execution of the stock purchase agreement and issuance of the promissory note, we entered into a stock pledge agreement with Danka pursuant to which we granted Danka a security interest in the Ameritrend shares purchased by us, and Ameritrend entered into a security agreement with Danka whereby Ameritrend granted Danka a security interest in, among other things, all of the inventory purchased pursuant to such stock purchase agreement in order to guaranty full and complete payment of the promissory note. In connection therewith, prior to closing, Danka assumed certain accounts receivable and other assets from Ameritrend and agreed to settle certain payables and liabilities.

         As a result of the stock purchase agreement, we acquired the entire business of Ameritrend, which involves the sale and servicing of business communications systems comprised of various networked computer equipment, software and telephone communications systems. We plan to operate Ameritrend as a wholly-owned subsidiary and continue to expand upon its business operations, which currently include sales offices in Pompano Beach, Miami, and Orlando, Florida as well as technical support staff located in Tampa and Tallahassee, Florida and Raleigh and Charlotte, North Carolina. The consideration we provided in connection with the transaction was negotiated at arms-length between and determined by the respective management of Ameritrend, Danka and the Registrant.

         We entered into a Stock Purchase Agreement (the "Agreement") with Lancer Offshore, Inc., a Curacao, Netherlands Antilles corporation ("Lancer") dated as of June 21, 2001, pursuant to which Lancer purchased an aggregate of 10,000,000 shares of restricted common stock, par value $.0001 per share, for $500,000 ($.05 per share ("Share Price")), representing, immediately post-issuance, approximately 45% of our issued and outstanding common stock, together with an immediately exercisable common stock purchase warrant to purchase 10,000,000 shares of restricted common stock at $.08 per share and an immediately exercisable common stock purchase warrant to purchase 10,000,000 shares of restricted common stock at $.12 per share, each warrant exercisable until June 21, 2004.

         Such Agreement further provides, among other things, that: (i) at the request of Lancer, we will recommend to our stockholders and use our best efforts to have two individuals designated by Lancer to be elected as directors for a total of three to be elected as directors of the Registrant; (ii) Mr. Bruce Cowen, Investment Manager of Lancer, will have visitation rights to all Board of Director and committee meetings; (iii) we shall seek the prior approval of a to-be-appointed Lancer representative for all cash disbursements over $5,000, except for vendor purchases; (iv) Lancer be provided with a 30 day right of first refusal to participate on the same terms and conditions as any other purchaser in connection with any private financing we may undertake through June 20, 2004; (v) the employment agreement with our Chief Executive Officer, Mark Antonucci, be extended for an additional two (2) years; (vi) certain Share Price protection and shares subject to Share Price protection be provided in the event we sell any shares of our common stock and/or securities convertible into common stock at a lower price than the Share Price; and (vii) certain of our officers execute lock-up agreements effective through June 12, 2003 pursuant to which such officers agree not to sell any shares of our common stock owned by such persons without Lancer's prior approval.

         We entered into an agreement with Mark Weitsman ("Weitsman") and other parties dated as of June 15, 2001, pursuant to which, among other things: (i) Weitsman resigned from his position as a member of the Board of Directors, Chairman of the Board and from all officer and employee positions of the Registrant and of MPCIT; (ii) Weitsman's employment agreement was terminated without any liability to the Company thereunder; (iii) we agreed to pay Weitsman $3,000 upon his resignation from such positions, and the sum of $2,500 monthly, subject to certain conditions, commencing July 15, 2001 and continuing on the fifteenth day of each month thereafter until all Company liabilities personally guaranteed by Weitsman are paid in full or otherwise removed or released by the party or parties named in each such personal guarantee; and (iv) all stock options previously granted to Mr. Weitsman were canceled effective immediately.

         On September 27, 2001, we entered into another stock purchase agreement (the "September 27 Agreement") with Lancer, pursuant to which Lancer purchased an additional 13,750,000 shares of restricted common stock, par value $.0001 per share, for $275,000 ($.02 per share ("Share Price")) (representing, immediately post-issuance, together with their previously acquired shares, approximately 61.6% of our issued and outstanding common stock exclusive of shares of common stock underlying warrants), together with an immediately exercisable common stock purchase warrant to purchase 20,000,000 shares of restricted common stock at $.001 per share, exercisable until June 21, 2004.

         Such September 27 Agreement provides, among other things, that: (i) at the request of Lancer, we will recommend to our stockholders and use our best efforts to have two individuals designated by Lancer to be elected as directors;
(ii) Mr. Bruce Cowen, Investment Manager of Lancer, will have visitation rights to all Board of Director and committee meetings; (iii) we shall seek the prior approval of an appointed Lancer representative for all cash disbursements over $5,000, except for vendor purchases; (iv) Lancer shall be provided with a 30 day right of first refusal to participate on the same terms and conditions as any other purchaser in connection with any private financing we may undertake through September 27, 2004; (v) we shall distribute internally prepared monthly financial statements within 30 days of the previous month's end to Lancer; and
(vii) the lock-up agreements executed by certain of our officers effective through June 12, 2003, pursuant to which such officers agree not to sell any shares of our common stock owned by such persons without Lancer's prior approval, shall remain in effect.

               See also PART III. ITEM 10. EXECUTIVE COMPENSATION.

Other Events

         On January 24, 2001, the Registrant's Board of Directors and majority shareholders executed and delivered a written consent to corporate action where they approved: (i) our reincorporation from Delaware to Florida (the "Reincorporation") by merging with and into a wholly-owned Florida subsidiary, Method Products Corp.; (ii) the adoption of a 2001 Stock Option Plan to provide for the grant of options to purchase up to 500,000 shares of common stock to our employees, directors and consultants; and (iii) increased share authorization in the Registrant's articles of incorporation to provide for 80,000,000 authorized shares of common stock, $.0001 par value, and authorization for 2,000,000 shares of "blank check" preferred stock, $.0001 par value.

         The Reincorporation from Delaware to Florida was effected on March 16, 2001.

Business Combination

         On October 6, 2000, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of January 12, 2000 between The Arielle Corp., a Delaware corporation ("Arielle") and Method Products Corp., a Florida corporation ("Method"), all of the issued and outstanding shares of common stock of Method as of January 12, 2000, together with additional Method shares of common stock issued subsequent thereto, were exchanged on a tax-free basis for 7,412,021 shares of common stock of Arielle (representing approximately 91.87% of the surviving entity), in a transaction in which Arielle, whose name was changed to Method Products Corp. in the Certificate of Merger filed with the Delaware Secretary of State, was the surviving legal corporation. Pursuant to the Merger Agreement, the Registrant's shareholders agreed to place 779,152 of their shares in escrow, to be released if the Registrant achieves sales of a minimum of $5,000,000 in the first complete fiscal year (ending June 30, 2002) following the merger. In the event such sales are not achieved, the 779,152 escrowed shares shall be returned to the Registrant's treasury. Certain persons constituting both officers and directors of the Registrant informally agreed among themselves to utilize certain shares owned by such persons for purposes of such escrow provision.

         For accounting purposes, the merger was treated as a purchase business combination of Arielle by Method (a reverse acquisition) and a recapitalization of Method. Method was the acquirer for accounting purposes because the former Method stockholders received the larger portion of the common stockholder interests and voting rights in the Registrant than those retained by Arielle stockholders prior to the merger. Because Method was the acquirer for accounting purposes, the surviving entity adopted Method's fiscal year end, June 30th.

         The Merger Agreement was adopted by unanimous consent of the Board of Directors of Arielle and approved by more than 80% of the shareholders of Arielle pursuant to a reconfirmation offer conducted by Arielle in accordance with Rule 419 under the Securities Act of 1933, as amended.

         The Merger Agreement was adopted by the unanimous written consent of the Board of Directors of Method on January 12, 2000 and approved by the written consent of a majority of Method's shareholders on October 5, 2000.

         Prior to the merger, Arielle had 500,000 (representing approximately 6.20% of the surviving entity) shares of common stock issued and outstanding Subsequent to the merger, former Arielle shareholders continued to own the same aggregate number of shares; 156,000 shares of common stock (representing approximately 1.93% of the surviving entity) were issued to Arielle's counsel. A total of 8,068,021 shares of common stock of Registrant were issued and outstanding immediately subsequent to the merger.

         In connection with the merger, the officers and directors of Method became the officers, in their same prior capacities, and directors of the Registrant, and the officers and directors of Arielle resigned.

         The source of the consideration used in the merger were shares of the Registrant's common stock that were acquired by the shareholders of Method in exchange for shares of the common stock of Method owned by Method shareholders.

         In view of the Commission's position set forth in its January 21, 2000 correspondence to NASD Regulation, Inc. to the effect that Rule 144 is not applicable to securities privately issued by a blank check entity, five Arielle shareholders were granted certain registration rights with respect to their shares wherein the Registrant has agreed to file a registration statement with the Commission, and utilize its best efforts to register such shares.

Products and Services

         We offer a broad range of products and services designed to support the needs of businesses and other organizations, primarily in the South Florida area, requiring voice and data communications systems. Our principal products are digital telephone systems which support network installations up to 25,000 ports, IP telephony products and services, computer telephony integration ("CTI") applications, unified messaging software and voice processing software and CRM Solutions ("Customer Relationship Management"). The Company principally sells systems supporting 8 to 500 telephones with suggested retail prices of larger systems in excess of $100,000 per system, depending upon configuration. We also offer network design and implementation services, maintenance, leasing and support services, and resell other telecommunications products.

         We are a "single source" provider of communications technology solutions to various types of businesses and promote ourselves as such. We provide architectural design and consulting as well as software and hardware selections, and full installation, training and service. We provide phone systems, voice mail, unified messaging, video conferencing and cabling, amongst other products and services to local and wide area networks, as further described below.
         We are an authorized Avaya, Inc. ("Avaya") (formerly the enterprise group of Lucent Technologies) "business partner" and primarily offer and sell various business communication products manufactured by such company due to its reputation for quality and service. Pursuant to our agreement with Avaya and ScanSource, Inc. d/b/a Catalyst Telecom (the "Distributor") which was entered into on or about November 28, 2000, we deal directly with the Distributor from whom we purchase various Avaya equipment subject to financing terms. Such agreement provides for a two year term, which term shall be automatically renewed for an additional year unless a party thereto gives written notice of its intent not to renew to the other parties. Such agreement further provides for earlier termination upon the occurrence of certain events.

         Pursuant to a written agreement with NEC America, Inc. (formerly Nitsuko) ("NEC") dated June 8, 2001 which has a one year term (subject to automatic renewal for a one year period absent written notice by NEC thirty days prior to the anniversary date of its intent not to renew), we also purchase directly from and offer various business communications products manufactured by NEC and unified messaging and voice communications products offered by AVT and several smaller companies. For a short period of time, we also purchased directly from and offered various business communications products manufactured by Fujitsu; however, such company recently ceased offering such products in the U.S.

         Computer Telephony Integration ("CTI") - CTI combines the communication power of telephones with the information resources of computers, providing for the management of all communication tasks from a PC. CTI services include providing the PC user with caller information which "pops" on the PC screen before a call is answered and, among other things, allows the user to set up conference calls, and manage faxes and voice mail with drag-and-drop ease. CTI services improve productivity and customer service by enabling PC users to manage incoming and outgoing calls, organize personal information and store client information in a single data base. The CTI systems we offer provide for versatile mounting options, scalability and compatibility with future innovations through software driven technology.

         The Company offers, sells and assists prospective customers in arranging lease financing for various CTI and business communications systems and various hardware and software communication integration enhancement products offered by Avaya (formerly the enterprise group of Lucent Technologies), including the DEFINITY(R) Business Communications System ("BCS"), DEFINITY(R) ProLogix (TM) Solutions which provide the professional communications capabilities of the DEFINITY communications servers in a package sized and priced for mid-sized companies and smaller locations of large businesses, and also supports Avaya's line of feature-rich telephones, the 6400 voice terminals, the DEFINITY Enterprise Communications Server ("ECS") which may be scaled as needed to support large locations of 200 or more employees, CentreVu(R) Computer Telephony which is a LAN-based CTI solution consisting of server software that integrates DEFINITY telephony and data resources without requiring special phones, connectors, PC circuit packs or new wiring at every work station and the DEFINITY(R) Call Center and, to a lesser extent, products offered by NEC and Quintum. We have chosen such product lines because of the manufacturer's reputation within the industry for providing quality products.

Unified Messaging

         We offer feature rich unified messaging products and services which provide our clients access to voice, fax and e-mail messages from a single "in-box." Unified messaging allows the user to play, send and forward voice messages from any telephone in the world using conventional touch tone commands or over the Internet. In addition, we offer a variety of unified messaging products with built-in speech recognition. These capabilities include touch-tone and speech recognition access to e-mail. Our unified messaging products and services render seamless call transfer, forwarding and retrieval, fax-on-demand, never-busy fax line, fax broadcast, follow-me fax and voice annotation.

         We offer various unified messaging products, including:


         - Avaya's IP ExchangeComm (TM) system, which runs on a Windows NT server, and supports open applications programming interfacing ("APIs"), which allows for businesses to combine scalable voice, fax, data and Internet communications over an existing LAN and WAN supporting enhanced features, functions and applications;

         - DEFINITY(R) AUDIX(R) System, a cost-effective voice messaging solution housed inside DEFINITY Systems including the DEFINITY ECS, DEFINITY ProLogix(TM) Solutions, and the DEFINITY BCS

         - DEFINITY(R) Extender, an enhancement product to the DEFINITY Communications System which offers a telecommuting solution for remote workers that provides them access to features of the DEFINITY Communications System and offers them the ability to place and receive calls, leave and retrieve voice messages, send and receive e-mail, access features such as hold, drop, transfer and conference, cover multiple calls, including voice mail, continuous online access to a host/PC, and connects customers who are calling remote workers to be connected transparently to the off-site locations.

         - NEC28I,12YI and 704I, Voice-IP Gateway, building on a business's existing TCP/IP network infrastructure, allows a business to set up worldwide voice and fax communications without relying on high-cost public networks.

Voice Communications

         We offer numerous voice communications products, including:


         - Avaya's 6400 Series Digital Voice Terminals, which offer such features as whisper page, group paging and group listening as well as built-in speaker phones and LCD displays in most models, and can be personalized by programming soft keys to access the DEFINITY features that meet an individual user's needs

         - Avaya's 8400 Series Digital Voice Terminals, a feature-rich advanced CTI-compatible, multi-media terminal that also incorporates analog connectivity without requiring separate lines.

         - Avaya's 8100 Series Analog Voice Terminals, designed for business locations where full-featured telephones are not necessary or cost effective but which offer more built-in features than ordinary telephones, such as hold, redial and flash which allows a user to access a second dial tone and to take advantage of custom-calling features such as call-waiting and three-way calling.

         - Avaya's 6210 and 6220 Analog Telephones, single-line analog telephones offering frequently used business calling features designed to cost-effectively support all Avaya's Business Communications Systems, including the DEFINITY(R) ECS, DEFINITY ProLogix(TM) Solutions and DEFINITY BCS.

Other Services and Products

         - Structured Cabling (a physical link between active equipment which utilizes unshielded twisted pair (UTP) cable or optical fiber cable or combinations of both) - we provide businesses with universal structured cabling systems that are able to carry a wide variety of applications - from voice and low speed data to high-speed LAN applications.

         - Installation - we provide installation services and in doing so, review programming information, TELCO (local telephone company) information, special system considerations and engineering performed by system coordinators. Our installation procedure generally involves a pre-installation site review by an installation supervisor, the assignment of the installation to an installation crew to cable, wire and mount the equipment and the testing of equipment and verifying of programming before and after actual cut over of the lines/trunks with a goal of minimizing possible service interruption. During the installation process, TELCO orders are verified by a TELCO coordinator to ensure coordination between line cut-overs and the needs of the customer. The installation supervisor will also coordinate the cut over with the company's customer service department for customer training. Installation is considered finished when the customer accepts the system by signing a delivery and acceptance notice. Contact by telephone or job site visit will be made at a later date to verify that the system is satisfactory.

         - Training - we offer and provide customer training for the communications systems that we sell and provide highly qualified project managers to meet our customers' needs. A project manager is assigned to a customer's account to coordinate and schedule training requirements which generally include orientation on available features, feature interaction, station user training techniques and problem solving skills. Our project managers are able to answer many questions "on the spot" and thereby reduce user-related problems. Customers have the option of pre-training at their offices via an online demonstration unit before the system goes on-line so as to allow the user to "see and touch" the equipment and familiarize themselves with basic operations before the system goes "on-line." The project manager will then schedule a return to the customer's facilities for training on the new system and will conduct a follow-up visit generally one to two weeks later to address post-training questions or problems. Retraining is done on a call-in basis during normal business hours on a fee basis.

         - Customer Service/Warranty - We believe that the quality of the systems offered by the Company, customer service and support and other aspects of our organization are a critical element of meeting customer needs. We provide customer service to our customers 24 hours a day, seven days a week, 365 days a year.

                 Our technicians, who are Company employees and carry
                  replacement parts inventory, are dispatched via a computerized system throughout the South Florida region on a daily basis. Our technicians are certified by the manufacturers whose products we offer to maintain optimum quality of workmanship. Our computerized customer help desk, staffed by customer service representatives ("CSRs") ensures that service orders are processed quickly and efficiently and provides us with up-to-the minute accurate information on the status of all customer service orders. Our CSRs function both in the capacity of setting service appointments as well as providing answers to customer service inquiries and referring certain of such inquiries to our technicians when required.

                  We offer to our customers the manufacturer's warranty on all newly purchased business communications equipment, which, generally is for a period of one to five years depending upon the manufacturer and the product offered. We also offer maintenance contracts generally for between 1 to 3 years which provide for guaranteed pricing of products, labor and other services during such maintenance contract time periods.

Sales and Marketing

         Since our inception, the Company's sales and marketing emphasis has entailed direct marketing through its own sales staff and has been primarily focused upon businesses located in South Florida. For a short period of time, the Company established a sales office in Tampa, Florida as a result of the acquisition of certain assets of a competitor in that geographical location; however, due to the slowing U.S. economy which negatively impacted Company sales in the third quarter of the Company's last fiscal year, at the end of such quarter, the Company closed its Tampa sales and support facility and also reduced staff from other non-income generating areas of the Company's operations.

         We plan to continue our sales and marketing efforts in the South Florida area through our own sales force and to the extent we may acquire additional related businesses, expand our sales and marketing efforts through our own sales force to the geographical areas where such businesses and their customer bases may be located.

         Our Sales Team. We sell our systems, services and solutions through our staff which as of June 30, 2001 and currently numbers approximately 16 sales representatives and support staff and approximately 14 technicians. Our sales force is supervised by area general managers, each of whom has responsibility for all sales functions in a defined territory. A significant portion of the compensation of the sales force is tied to annual goal and quota programs with incentive bonuses paid based on gross margin (rather than revenue) targets set by the Company

Customers and Markets

         Our Customers. We have provided our systems and services to more than 3,500 customers since July 1, 1999. Our customers include such types of businesses as law offices, financial offices and auto dealers.

         Our Markets. We currently provide our systems and services in five counties located in South Florida and in five counties located in the Tampa, Orlando and Tallahassee, Florida areas. Depending upon working capital and cash flow, and whether we acquire any additional businesses in either our current and/or new market areas, we may expand our market presence over approximately the next twelve months in our current market areas and /or in the markets where such businesses may be located.

Customer Care and Operation Support

         Our Customer Care Staff. Our sales and customer support functions are highly integrated. Our customer care specialists, which currently number approximately 8, are trained in all aspects of the systems, services and solutions offered in their respective markets. Our integrated approach allows us to pursue our goal of providing best-in-care service starting with the initial customer contact and continuing throughout the life of the account.

         Commitment to Superior Service. In order to provide superior service, we:

         - Respond Immediately. Our employees are specialists who begin troubleshooting immediately to resolve customer problems during the initial customer contact. We provide around-the-clock support 365 days a year.

         - Provide a Single Point of Contact. Our customers can call a single toll-free number for assistance in solving most problems. As our customer care teams are trained in the entire suite of communications systems and services we offer, they are able to assist customers in solving problems that may involve more than one system or service issue.

         Our Operational Support System. Our operational support system is designed to integrate all of our internal support services. Such integration permits customer care, sales, engineering, service management, service delivery, accounting and inventory sales management personnel to access a single customer record. Accordingly, a customer can get support for any of our systems and services with one phone call. By providing comprehensive, real-time customer information, the system is designed to enable our customer support representatives to respond faster to inquiries, provide greater quality customer care, and identify more opportunities to sell additional systems and services.

         During approximately the next twelve months, we plan to add additional functionality to our operational support system, including improved order entry systems, dispatch and other logistic functions, improve trouble ticket systems and CRM. Such enhancements are anticipated to increase our efficiency in supporting our existing voice product and service customers and to increase our sales of data systems and services to them.

Acquisitions

         From time to time, we have acquired certain assets and in some instances, select liabilities from competitors within the State of Florida. Prior to the Ameritrend transaction discussed in PART I. ITEM 1. and elsewhere herein, such acquisitions have not constituted "significant acquisitions," in view of such acquisitions not constituting the sale of a "business," as such term is described in Item 310 (c) of Regulation S-B, and related Rule 11-01(d) of Regulation S-X.

         We plan to continue to make selective acquisitions from time-to-time to, among other things, broaden our geographical coverage, expand our expertise and acquire assets with a perceived resale value greater than their acquisition cost. The key factors we have and will continue to use in evaluating potential acquisitions are:

         -        Additions to our sales force and technical personnel

         - Expansion of existing markets and acceleration of new market entry

         -        Cross-selling and up-selling opportunities

         -        Size and quality of an acquired customer base, if any

         -        Costs of acquisition

         -        Historical and projected financial performance

Competition

         Marketing Environment. Commencing in approximately the beginning of the second half of our fiscal year ended June 30, 2001, we experienced a slowing of sales due to the slowing economy which negatively impacted our business sector. Particularly following the September 11, 2001 terrorist incident in the U.S., the U.S. economy in general has continued to evidence a marked slowing trend and, accordingly, the business sector in which we operate was also adversely affected. We are unable to predict when the U.S. economy in general may show evidence of improvement and until such time, our business sector may also be adversely effected.

         Industry Competition. The market for our products is highly competitive and in recent periods has been characterized by pricing pressures and business consolidations. Certain of our business communications solutions competitors include Exp@nets, Global Partners and MIS. Many of the key systems products offered by such competitors offer comparable service and pricing as that offered by the manufacturers of the products that we offer.

         Key competitive factors in the sale of business communications systems include price, performance, features, reliability, service and support, name recognition and distribution capability. We believe that we compete favorably in the markets we service with respect to the price, performance and features of the systems we offer, as well as the level of service and support that we provide to our customers. Certain of our competitors have significantly greater name recognition and sales and marketing capabilities than the Company.

Regulation

         Our equipment manufacturers are subject to various federal laws, rules and regulations, including the rules and regulations of the Federal Communications Commission with respect to the telecommunications equipment that they manufacture. The Company and its operations are subject to all otherwise applicable federal, state, and local laws, rules and regulations.

Environmental

         We do not know of any statutory requirements with respect to environmental quality which can be expected to have a material effect upon our capital expenditures, earnings or competitive position.

Employees

        As of June 30, 2001, we had approximately 37 full-time employees, of which 16 are engaged in sales, marketing and customer support; 14 in related technical service and support functions and 7 in finance and administration. As of the date hereof, we have approximately 70 full-time employees, including personnel retained in connection with the Ameritrend acquisition. Our future success will depend upon our ability to attract, retain and motivate highly qualified employees who, depending upon market conditions, may be in great demand. We have no collective bargaining agreements and believe relations with our employees are good.

Factors that May Affect Future Operating Results

        In addition to the other information in this Report on Form 10-KSB, the following are important factors that should be considered in evaluating our business. This Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results could differ materially from those set forth in the forward-looking statements as a result of many risk factors including, without limitation, those set forth under "Factors That May Affect Future Operating Results" below. In evaluating the Company's business, shareholders and prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

GOING CONCERN CONSIDERATIONS

        Our independent auditors have added an explanatory paragraph to their report on the Company's June 30, 2001 financial statements. In this paragraph, they state that there are factors present that raise substantial doubts about the Company's ability to continue as a going concern.

        Our audited financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have a net stockholders' deficit of $703,776 at June 30, 2001. In addition, we have a deficit in working capital of $918,511 at June 30, 2001. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due. Management is planning to obtain additional working capital from operations, and/or from other sources, including creditors. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional working capital and sustaining profitable operations. However, no assurances can be given that we will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

UNCERTAIN ABILITY TO MEET CAPITAL NEEDS

        We need additional capital to fund our operations and we are seeking to obtain additional capital through equity and/or debt financing. If additional funds are raised by issuing equity securities and/or debt convertible into equity, further dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance that additional financing will be available when needed, or if available, on acceptable terms. While Lancer has previously provided the Registrant with needed financing on two occasions and has a right of first refusal to participate on the same terms and conditions as any other purchaser in connection with any private financing that we may undertake through June 20, 2004, no assurances are given that Lancer will provide additional financing when required or as otherwise desired.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE GROWTH IN OUR BUSINESS OR ACHIEVE OUR OBJECTIVES.

         We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom may be difficult to replace. Competition for qualified personnel, depending upon market conditions, may be intense. To date, we have not had difficulty hiring employees having the skills and in the timeframe that we desire. This may change, when current market conditions may improve. Our loss of any key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business and meet other key objectives and therefore harm our business. While we have to date retained substantially all of the Ameritrend employees that we desired to retain, our operating results may be impaired if we lose a substantial number of Ameritrend employees in the months to come following the Ameritrend acquisition. We cannot assure that we will be able to continue attracting and retaining the qualified personnel necessary for the development of our business. Moreover, the contraction of our business due to the slowing U.S. economy has at times caused us to reduce our staff, which has, at such times, placed and is expected to continue to place, a strain on our remaining personnel, management and other resources. Our ability to manage any future growth effectively will require us to successfully attract, train, motivate and manage new employees, to integrate new employees into our overall operations and to continue to improve our operational, financial and management information systems.

WE CURRENTLY DEPEND UPON TWO MANUFACTURERS FOR A SUBSTANTIAL PERCENTAGE OF OUR BUSINESS WHICH COULD IMPAIR OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES IN A TIMELY MANNER.

         We currently obtain the majority of our product offerings from two manufacturers, Avaya and to a lesser extent, NEC. Our reliance on these manufacturers involve certain risks and uncertainties, including, in the case of Avaya, from whom we purchase products through a distributor, their ability to terminate such agreement prior to the expiration of the two year term (and one year automatic renewal) upon the occurrence of certain events, and in the case of NEC, its's ability to terminate such agreement prior to the one year term (which term will be automatically renewed for a one year period absent written notice by NEC thirty days prior to the anniversary date of its intent not to renew or in accordance with applicable state law) upon the occurrence of certain events. Although we believe that alternate supplier sources are available for most of the products we currently offer or similar products, no assurances can be given. We have occasionally experienced delays in the supply of products and components due to working capital constraints which have caused us at times to be untimely in our payment obligations to certain distributors and manufacturers who in turn temporarily ceased shipping product until paid. We cannot assure that we will not experience similar delays in the future for this or other reasons. Our reliance on third party manufacturers involves a number of additional risks, including reduced control over delivery schedules and costs. Our business may be harmed by any delay in delivery or any shortage of supply of products or components from a supplier. Our business may also be harmed if we cannot efficiently develop alternative or additional sources if necessary. To date, we have been able to obtain supplies of products and components in a timely manner, except when due to our working capital constraints, even though we do not have long-term supply contracts with any of our suppliers. However, we cannot assure that we will be able to continue to obtain products or components in sufficient quantities or quality or on favorable pricing and delivery terms in the future.

         We cannot assure you that we will be able to continue purchasing such equipment and software from these vendors on acceptable terms, if at all, or that these vendors will continue to support all of the products we may purchase from them. Some vendors we deal with are smaller companies with limited resources and capitalization, and may not be able to sustain their business in the future. If any of our suppliers raise rates, change pricing structures or fail for whatever reason to continue to timely supply the Company with desired products and services, our operations and business may be harmed. We cannot assure that there will not be a significant disruption of service provided by these suppliers, now or in the future.

BUSINESS ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION.

         As part of our business strategy, we from time to time consider acquisitions of, or investments in, businesses that offer products, services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including: (i) difficulty of assimilating the operations, products and personnel of the acquired business; (ii) potential disruption of our ongoing business; (iii) unanticipated costs and problems associated with the acquisition; (iv) inability of management to manage the financial and strategic position of acquired or developed products, services and technologies; (v) the division of management's attention from our core business;
(vi) inability to maintain uniform standards, controls, policies and procedures; and (vi) impairment of relationships with employees and customers which may occur as a result of integration of the acquired business.

         In particular, on August 31, 2001, we acquired all of the issued and outstanding common stock of Ameritrend. We may be adversely affected by one or more of the risks described above relating to the Ameritrend acquisition. In connection with the Ameritrend acquisition, we hired approximately 40 Ameritrend employees, and assumed the operations of three Ameritrend offices in their previous Ameritrend locations. In addition to the foregoing risks and uncertainties we face generally in our acquisitions, we may experience the following difficulties or risks associated with the Ameritrend acquisition: a large number of Ameritrend's customers may decline the assignment of their maintenance contracts to us; and any number of the approximately 40 employees hired by the Company may not integrate successfully or timely into our business model and plans. Any future acquisitions may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

ECONOMIC AND MARKET FACTORS AFFECTING THE COMPANY AND OUR CUSTOMERS.

         Prior to and on a more accelerated basis following the September 11, 2001 terrorist incident in the United States, the U.S. economy in general has experienced a dramatic slowdown. Such slowdown has caused many businesses to delay capital expenditures that had been previously considered, including the purchase of business telecommunications products. Accordingly, the business sector in which we operate was also adversely affected. We are unable to predict when the U.S. economy in general may show evidence of improvement and until such time, our business sector may also be adversely effected.

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND TO COMPETE SUCCESSFULLY, WE MUST CONTINUALLY OFFER NEW AND ENHANCED PRODUCTS AND SERVICES THAT ACHIEVE BROAD MARKET ACCEPTANCE.

         The market for our products and services is characterized by rapid technological change, evolving industry standards and vigorous customer demand for new products, applications and services. To compete successfully, we must continually update our telecommunications products, related software and customer services offerings. If we fail to offer new products and services that achieve broad market acceptance, or do not adapt our offering products and services to customer demands or evolving industry standards, our business could be significantly harmed. In addition, current competitors or new market entrants may offer products, applications or services that are better adapted to changing technology or customer demands and could render our products and services less desirable or obsolete. In addition, if the markets for IP network products, CTI applications or related products continue to experience their current slow down or later develop more slowly than we anticipate, or if we are unable for any reason to capitalize on any of these emerging market opportunities as they develop, our business, financial condition and operating results could be significantly harmed.

CERTAIN PRODUCTS OFFERED BY THE COMPANY ARE COMPLEX AND MAY CONTAIN ERRORS OR DEFECTS THAT ARE DETECTED ONLY AFTER THEIR RELEASE, WHICH MAY CAUSE US TO INCUR LOST SALES AND LOSS OF CUSTOMER GOODWILL.

         Certain of the telecommunications products we offer are highly complex. Although new products and upgrades are examined and tested by their manufacturers prior to release, they can only be fully tested when used by a large customer base. Consequently, our customers may discover program errors or other defects after new products and upgrades have been released. Some of these errors or "bugs" may result from defects contained in component parts or software from our suppliers or other third parties that are intended to be compatible with products offered by the Company also manufactured by third-parties over which we have little or no control. Although manufacturers of the products offered by the Company have test procedures and quality control standards designed to minimize the number of errors or other defects in their products, we cannot assure that their new products and upgrades will be free of bugs when released. If manufacturers whose products we offer are unable to quickly or successfully correct bugs identified after release, we could experience: (i) loss of or delay in revenues; (ii) loss of customers and customer goodwill; and (iii) legal actions by our customers.

IP NETWORK PRODUCTS OFFERED BY THE COMPANY MAY BE VULNERABLE TO VIRUSES, OTHER SYSTEM FAILURE RISKS AND SECURITY CONCERNS.

         IP Network products offered by the Company may be vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation of service that could harm our operations and revenues. In addition, we may lose customers if inappropriate use of the Internet or other IP networks by third parties jeopardized the security of confidential information, such as credit card or bank account information or the content of conversations over the IP network. User concerns about privacy and security may cause IP networks in general to grow more slowly, and impair market acceptance of our IP network products in particular, until more comprehensive security technologies are developed.

WE HAVE MANY COMPETITORS AND EXPECT NEW COMPETITORS TO ENTER OUR MARKET, WHICH COULD PUT PRESSURES ON US.

         The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors primarily include those companies in or proximate to our current geographical locations having the same or similar product and service offerings as the Company. There are also numerous competitors among the various manufacturers of the types of products we offer. Many of our competitors and potential competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:
(i) develop and expand their product and service offerings more quickly; (ii) adapt to new or emerging technologies and changing customer needs faster; (iii) take advantage of acquisitions and other opportunities more readily; (iv) negotiate more favorable agreements with distributors and more favorable licensing agreements with vendors; (v) devote greater resources to the marketing and sale of their products; and (vi) address customers' service-related issues better. Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their application service charges aggressively in an effort to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors. In addition, we believe that there is likely to be consolidation in our markets, which could lead to increased price competition and other forms of competition that could cause our business to suffer.

OUR CUSTOMERS MAY BECOME SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES THAT COULD HARM OUR BUSINESS.

         The regulatory environment for IP network telephony is subject to substantial uncertainty. In the United States, we believe that there are currently few laws or regulations directly applicable to packet switched technology networks or to access to, or commerce on, IP networks generally. Future changes in the regulatory environment, particularly in regulations relating to the telecommunications industry, could significantly harm our business. The increasing commercial acceptance of packet switched technology networks, as well as other factors, may result in the future application or adoption of a number of laws and regulations relating to the conduct of our customers' business as it relates to telecommunications, such as: fees or charges on users and providers of products and services; pricing; characteristics and quality of services; taxes; copyrights; and additional regulations and obligations upon on-line service providers. Substantial government regulation or government imposition of fees, charges, taxes or regulation may significantly harm the acceptance and attractiveness of IP network voice communications. Also, we cannot predict the likelihood that any future legislation or regulation will be enacted, nor the financial impact, if any, of such resulting legislation or regulation. In addition, we may offer other products with new telecommunications capabilities or services which could be subject to existing federal government regulations or which could trigger the enactment of additional domestic or foreign government regulations. The regulatory treatment of IP-based telephony outside of the United States varies widely from country to country. A number of countries currently prohibit or limit competition in the provision of traditional voice telephony services. Some countries prohibit, limit or regulate how companies provide IP-based telephony. Increased regulation of the Internet and/or IP-based telephony providers, or the prohibition of IP-based telephony in one or more countries could limit our ability to offer IP-based telephony products or make them more expensive.

THE INTRODUCTION OF NEW PRODUCTS AND SERVICES MAY RESULT IN CHANGES TO OUR SALES CYCLES AND BACKLOG WHICH MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY RESULTS.

         The purchase of the products we offer sometimes involves on the part of our prospective customers significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process can result in a lengthy sales process, depending upon the product(s) offered, typically ranging from approximately two months to more than six months, and subjects the sales cycle associated with the purchase of the products we offer to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating the products we offer and before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected. Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including: volume and timing of orders received during the quarter; the mix of products sold; competitive pricing pressures; general economic conditions; patterns of capital spending by customers; the timing of new product announcements and releases by the manufacturers and distributors of such products; the availability of current and new product offerings by us and our competitors; the availability and cost of products and components from our suppliers; and the cost and effect of acquisitions. In addition, we have historically operated with a relatively large backlog (tracked generally in the industry by equipment specifically ordered for a customer but not yet installed), with sales and operating results in any quarter principally dependent on delivery, installation and acceptance by a customer of the equipment ordered and the balance of payment due made. Market demand for investment in capital equipment such as business communication systems is largely dependent on general economic conditions, and can vary significantly as a result of changing conditions in the economy as a whole. We cannot assure that historical backlog trends will continue in the future. Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, operating results could be harmed. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in sales and operating results on a quarterly basis.

PENNY STOCK REGULATIONS AND RESTRICTIONS

         The Commission has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share, subject to certain exemptions. As of the date hereof, the closing price of our common stock is less than $5.00 per share and therefore, is a "penny stock" under the Exchange Act. Such designation requires any broker or dealer selling such securities to disclose certain information concerning the transactions, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers and dealers to sell our common stock and may adversely affect the ability of investors to sell their shares.

OUR STOCK PRICE MAY BE VOLATILE, IMPAIRING YOUR ABILITY TO SELL YOUR SHARES AT OR ABOVE PURCHASE PRICE.

         The market price for our common stock may be highly volatile. We cannot assure that you will be able to sell your shares at or above your purchase price. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including: announcements of developments relating to our business; fluctuations in our operating results; shortfalls in revenue or earnings relative to (if any) securities analysts' expectations; announcements of technological innovations or new products or enhancements by the manufacturers of the products we offer or by the manufacturers of the products offered by our competitors; announcements of acquisitions or planned acquisitions of other companies or businesses; investors' reactions to acquisition announcements; general conditions in the telecommunications industry; the market for Internet-related products and services; changes in the national or worldwide economy; changes in legislation or regulation affecting the telecommunications industry; an outbreak of hostilities; and changes in our relationships with our customers and suppliers. In addition, stock prices of technology related companies in general, and for Internet-based voice and data communications companies of technology stocks in particular, have experienced extreme price fluctuations in recent years which have often been unrelated to the operating performance of affected companies. We cannot assure that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

ITEM 2.  PROPERTIES

         Our executive offices are currently located at 2101 N.W. 33rd Street, Suite 600A, Pompano Beach, FL 33069. Such facility, which aggregates approximately 7,620 square feet is subject to a five year lease which commenced on July 11, 2000. The total rent is approximately $473,964 over 60 months, subject to cost of living adjustments.

         We are currently exploring the possibility of subletting such facility or otherwise obtaining a release from such lease as we have relocated most of our operations to the Ameritrend office facility located at 3710 Park Central Boulevard North, Pompano Beach, Florida 33064, a short distance from our current executive office facility. Such Ameritrend facility, which aggregates approximately 8,968 square feet, is currently subject to a monthly rent of approximately $6,400 plus fees for common area and maintenance.

         We believe such Ameritrend facility to be adequate for our current operations, and for our planned operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently a party to any litigation, nor to the knowledge of management, is any litigation threatened against the Company which may materially affect its business or operations. The Company is, and may from time-to-time, be subject to claims, actions and/or proceedings arising primarily in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         See PART I. ITEM 1. and "Other Events" thereunder.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed for trading on the over-the-counter market ("OTC") (Symbol: MTDP). From approximately February 23, 2001 through November 20, 2001, our common stock was listed for trading on Over-The-Counter Bulletin Board ("OTCBB"). Our common stock was delisted from the OTCBB on or about November 20, 2001 due to the Registrant not being current in its filings with the Commission under the Exchange Act. We intend to eventually reapply for listing on the OTCBB. No assurances are given that such application will be approved.

         The following table sets forth the high and low bid for our common stock for each quarter since February 23, 2001, as reported by NASDAQ's online charting service. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended                               High Bid                   Low Bid

February 23 - March 31, 2001                $1.25                      $1.00
June 30, 2001                               $1.00                      $.30
September 30, 2001                          $1.05                      $.30

         As of November 30, 2001, there were approximately 180 common stockholders of record and 39,983,285 shares of common stock issued and outstanding. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

         Of the 39,983,285 shares of outstanding common stock, 38,949,428 shares are restricted securities of the Registrant within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the company (a person who has a control relationship with the company) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent of the shares of that class then outstanding or, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of the Registrant for the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. The holders of the Registrant's restricted securities are and will become eligible to sell under Rule 144 at various times from the present through November 2002.

         No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time to time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

         No shares of the Registrant's preferred stock are issued and outstanding.

Dividends

         The Registrant has not declared or paid any dividends to its shareholders of common stock since its inception and does not anticipate paying any such dividends in the foreseeable future. Management anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to develop and expand the Company's business. Any future payment of dividends will depend on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the board of directors.

         The securities issuances described below were effected during the Registrant's fourth quarter ended June 30, 2001 pursuant to Section 4(2) under the Securities Act, based upon the limited number of offerees, their relationship to the Registrant, the number of shares or other securities offered in each offering, the size of the respective offerings, and the manner of each offering:

         We issued an aggregate of 15,100 shares of our common stock to employees of the Company for employee services rendered valued at $1.00 per share; 80,000 shares of our common stock pursuant to exercises of employee stock options at $.01 per share; 1,096,000 shares of our common stock to the Registrant's Chief Executive Officer pursuant to his exercise of a previously issued common stock option at an exercise price of $.0001 per share; 277,002 shares of our common stock to investors at prices ranging from $.44 to $.60 per share; 200,000 shares of our common stock to a consultant to the Registrant for business consulting services rendered valued at $.05 per share; 150,000 shares of our common stock to a consultant to the Registrant for business consulting services rendered valued at $.05 per share; 180,000 shares of our common stock to a consultant for business consulting services rendered in connection with a previously executed financial advisory investment banking agreement valued at $.05 per share (such consultant was also paid $65,000 in connection with the June 21, 2001 stock transaction with Lancer), and 58,000 shares of our common stock in settlement of a debt dispute valued at $.05 per share.
See also PART I. ITEM 1.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PARTS OF THIS REPORT ON FORM 10-KSB CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS FORM 10-KSB, AND OTHERWISE SET FORTH FROM TIME TO TIME IN THE REGISTRANT'S FILINGS WITH THE COMMISSION UNDER THE EXCHANGE ACT AND IN ITS PRESS RELEASES.

RESULTS OF OPERATIONS

         As further described in the notes to the consolidated financial statements herein, and in PART I. ITEM 1. above, we are the result of an October 6, 2000 merger between Arielle and Method. The merger has been accounted for as an acquisition of Arielle by Method, and in accordance with applicable accounting rules, the effective date of the merger for accounting purposes is September 30, 2000. The merged entity adopted the June fiscal year end of Method. Since Arielle was a non-operating "shell" entity with no appreciable revenues or expenses, the analysis of the results of operations and financial condition relates primarily to the activities of Method, the surviving entity for accounting purposes.

         We are a multi-service business communications systems company specializing in the custom design, installation, and service of total communications network systems, including computer telephone integration, fiber optic cabling and video conferencing, among other network systems, for various businesses with a focus on businesses located in South Florida. We intend to pursue a growth strategy which will entail, among other things, the possible acquisition of existing technology companies involved in segments of the business communications industry complimentary to that of the Company and to acquire additional experienced industry personnel.

         Twelve months ended June 30, 2001 compared to twelve months ended June 30, 2000, respectively.

         Net sales for the twelve months ended June 30, 2001 were $3,719,470, as compared to net sales for the twelve months ended June 30, 2000 of $2,974,946. This increase is primarily attributable to increased successful sales and marketing efforts. Approximately $744,000 of such sales are attributable to sales of Avaya equipment, and the balance to sales of NEC and other manufacturers' equipment.

         Cost of sales was $2,551,910 or approximately 69% of sales for the twelve months ended June 30, 2001 as compared to cost of sales for the twelve months ended June 30, 2000 of $1,562,986 or approximately 53% of sales. This increase is attributable to increased labor and related costs as a percentage of net sales.

         Operating expenses for the twelve months ended June 30, 2001, which substantially consist of sales and administrative labor, amounted to $4,566,193 as compared to $3,406,898 for the twelve months ended June 30, 2000. This increase is attributable to the hiring of additional sales personnel and related administrative support staff from time to time during the fiscal year in anticipation of increased sales and marketing efforts.

         Consulting fees were $257,891 for the twelve months ended June 30, 2001 as compared to $37,547 for the twelve months ended June 30, 2000. The increase is attributable to increased investor relations and various business consulting services rendered.

         Salaries were $2,391,217 for the twelve months ended June 30, 2001 as compared to $1,794,105 for the twelve months ended June 30, 2000. The increase is attributable to the hiring of additional sales and administrative staff and the granting of 2,000,000 shares of common stock to two employees below fair value.

         Professional fees were $168,409 for the twelve months ended June 30, 2001 as compared to $76,361 for the twelve months ended June 30, 2000. This increase is attributable to increased legal costs associated with the merger, and related increased quarterly legal, accounting and auditing fees associated with SEC quarterly review.

         Rent expense was $128,847 for the twelve months ended June 30, 2001 as compared to $61,764 for the twelve months ended June 30, 2000. The increase is attributable to the relocation to larger and more expensive facilities.

          Other selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses, were $614,835 for the twelve months ended June 30, 2001 as compared to $942,098 for the twelve months ended June 30, 2000. The decrease is attributable to management's concerted efforts to overall reduce such corporate expenditures.
 .
         Interest expense was $98,657 for the twelve months ended June 30, 2001 as compared to $26,632 for the twelve months ended June 30, 2000. The increase is attributable to interest and related expenses relating to our $600,000 General Electric Capital Corporation ("GE Capital") revolving credit line which was fully repaid and retired on October 9, 2001.

         During the twelve months ended June 30, 2001, we issued stock options to consultants and to certain employees at exercise prices below fair value. These issuances have resulted in the Company incurring an accounting charge of $1,150,912 for such period, compared to $983,815 in the comparable period in the prior year.

         As a result of the foregoing factors, we incurred a net loss of $(3,485,007) or $(.379) per share of the twelve months ended June 30, 2001 as compared to a net loss of $(2,016,775) or $(.350) per share for the twelve month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As further discussed in Note 1 to our accompanying financial statements, our accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments on the normal course of business. To the extent that we are unable to obtain additional working capital from operations and/or other sources as required or otherwise desired, our accompanying financial statements will be materially affected.

         At June 30, 2001, we had stockholders' deficit of $(703,776) and a deficit in working capital of $(918,511). Since our inception, we have incurred losses of approximately $6,070,479. Our operations and growth have been funded by the sale of common stock during fiscal 2001 with net proceeds of approximately $582,784 and working capital borrowings, further discussed below, of approximately $701,663. These funds have been used for working capital and capital expenditures.

         We do not currently have any commitments for any material capital expenditures except for lease obligations for our office facilities and leased and purchased fleet service vehicles. See notes 3 and 9 to the accompanying financial statements for a description of our obligations at June 30, 2001.

         Other material expenditures include the payment, from sales of purchased inventory, to Danka of approximately $975,000, representing the approximate balance due under the $1,000,000 promissory note issued in connection with our acquisition of Ameritrend.

         As of June 30, 2001, we had three lines of credit with commercial lenders. The agreements provide for maximum revolving lines of credit of $633,000. Interest at June 30, 2001 ranged from 11.5% to 19.4%. The aggregate amount outstanding at June 30, 2001 was $309,342. Currently, except for customary credit terms extended by certain of our vendors (30-60 days net), we have no credit lines or other credit facilities with any third parties.

         A $600,000 revolving credit line with GE Capital was repaid by the Company in full and retired on October 8, 2001.

         During the twelve months ended June 30, 2001, we obtained loans from several individual investors aggregating $260,000 which were used for working capital purposes. On February 12, 2001, such notes were exchanged for 355,957 shares of our common stock, valued at $.75 per share.

         We presently believe our current sources of credit, which only include standard terms provided by vendors, and liquidity, both from cash flow from current operations, resulting in part from our previously announced acquisition of Ameritrend, and from informal commitments for additional equity capital from certain current shareholders, will provide sufficient liquidity to meet our cash requirements to sustain existing operations for approximately the next six to nine months. We have recently seen some improvement in sales industry wide, which we have also experienced, and believe, based upon such current trend, if continued, that sales following such six to nine month period may provide sufficient internal cash flow to sustain our current operations.

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

         For the twelve months ended June 30, 2001, approximately 20.3% of our total sales were attributable to the sale of medium sized voice communication equipment manufactured by NEC, and approximately 10.1% of our total sales were attributable to the sale of cabling supplies and various maintenance related equipment for installed telephone systems purchased from one particular supplier of such cabling supplies and maintenance equipment. For the twelve months ended June 30, 2000, approximately 60% of our total sales were attributable to the sale of medium sized communications equipment manufactured by Nitsuko. Commencing in approximately the latter portion of the third quarter of the fiscal year ended June 30, 2001, as a result of a determination by management to focus more upon the sale of Avaya products, in view of such manufacturer's name recognition and reputation for quality products, we started experiencing increased sales of Avaya products, which trend we anticipate will continue for the forseeable future.

         On April 26, 2000 the Company entered into an agreement with Thornhill Group, Inc., a financial advisory and investment banking firm, which provides us with financial advisory and investment banking services in exchange for a combination of fees and/or shares of our common stock. Through June 30, 2001, all fees have been paid in cash and stock. Pursuant to such agreement, such firm has also been granted an option to purchase a total of 9.9% of our outstanding shares of common stock as of April 30, 2002 exercisable through April 30, 2005 at an exercise price of $.75 per share, subject to customary adjustments.

Inflation

         We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurances that our business will not be affected by inflation in the future.

Seasonality

         We do not generally believe our business is seasonal.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this item are incorporated by reference. The index to the financial statements is located beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Registrant's officers and directors through the fiscal year end (except as otherwise noted) and further information concerning them are as follows. Directors are elected at our annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board:

Name                       Age      Position

Mark Antonucci*            32       Chief Executive Officer, Chief Financial
                                    Officer, Secretary and Director

Mark Weitsman**            33       President, Chief Operating Officer, Chairman
                                    of the Board of Directors, and Director

Michael Beaubien           41       Executive Vice President & Director

Georges Karam***           51       Director

* Mr. Antonucci voluntarily resigned as Chief Financial Officer on November 28, 2001.

** Mr. Weitsman voluntarily resigned as an officer, director and employee of the Registrant on June 15, 2001.

*** Mr. Karam voluntarily resigned as a director of the Registrant on June 30, 2001.

         There are no family relationships between the directors, executive officers, significant employees or any other person who may be selected as a director or executive officer of the Registrant. None of the Registrant's directors or executive officers is a director of any registrant that files reports with the Commission except as described below.

         All directors of the Registrant hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Our employee directors have not received any additional compensation since inception for acting in such capacity and the Registrant has no plans to establish such a compensation plan.

         Mark Antonucci has been the Registrant's Chief Executive Officer, Secretary and a Director since the merger with Arielle and served in the same capacities with Method from January 1, 1999 to the consummation of such merger. Mr. Antonucci served as the Registrant's Chief Financial Officer from the consummation of such merger through November 28, 2001 and served in the same capacities with Method from January 1, 1999 through the consummation of such merger. As of July 1, 2001, Mr. Antonucci was elected as Chairman of the Board of Directors. He has been an employee of Method and, following the merger, the Registrant, since September1998. From April 1996 to August 1998, Mr. Antonucci was Chief Executive Officer and President of Millennium Capital Consulting Corp., a financial consulting company located in Boca Raton, Florida which previously acted as a consultant to Method. In October 1996, Mr. Antonucci filed for protection pursuant to Chapter 7 of the U.S. Bankruptcy Code.

         Mark Weitsman was the Registrant's President, Chief Operating Officer and a Director from the consummation of the merger with Arielle through June 15, 2001, at which time he voluntarily resigned from all officer, director and employee positions. From 1990 through the consummation of the merger with Arielle, he served in the same capacities with Method.

         Michael Beaubien has been the Registrant's Executive Vice President and a Director since the consummation of the merger with Arielle and served in the same capacities with Method prior thereto and since July 1990. As Executive Vice President he is in charge of the Company's technical services. From 1990 to 1992, he was a service technician with TIE Systems, Inc. of Miami Lakes, Florida. From 1987 to 1990, he was a service technician with Intellicom Business Communications in Fort Lauderdale, Florida. From 1984 to 1987, Mr. Beaubien served as an installation and service technician with National Business Communications of Pompano Beach, Florida.

         Georges Karam served as a Director of the Registrant from the consummation of the merger with Arielle through June 30, 2001 when he voluntarily resigned from such position. Prior thereto and from July 1999, he was a director of Method. Since July 1996, he has served as President and Chief Executive Officer of Karam Co., a financial advising firm located in Lebanon. Mr. Karam has and continues to serve as a financial consultant and business adviser for various businesses worldwide.

         Milton Barbarosh was appointed as the Registrant's Chief Financial Officer on December 5, 2001. Mr. Barbarosh is President of Stenton Leigh Capital Corp., which was formed in 1989 by Mr. Barbarosh to provide specialized services to various businesses, and which firm has also provided services to the Registrant. Mr. Barbarosh has served as an officer and director of many public companies. From 1987 to 1989, Mr. Barbarosh served as Chief Executive Officer of J.W. Charles Group, Inc., a financial services company. From 1986 to 1989, he served as President of J.W. Charles Capital Corp., an investment banking firm. From 1984 to 1986, he served as Manager, Mergers and Acquisitions for The Royal Bank of Canada where he was responsible for mergers and acquisitions, divestitures, valuations, financing, leveraged buyouts and strategic planning. From 1980 to 1984, he served as Manager, Mergers and Acquisitions for Arthur Young (now Ernst & Young). Prior thereto, he was employed in the audit department of Thorne Riddell (now KPMG Peat Marwick) from 1976 to 1979. Mr. Barbarosh is a Senior Member of the American Society of Appraisers in Business Valuations and holds numerous professional associations.

         The following persons were elected by the Registrant's remaining Directors to fill vacancies on the Board of Directors subsequent to June 30, 2001. Each of such persons shall serve in such capacity for a term expiring at the next annual meeting of shareholders, or until his/her earlier death, resignation or removal.

         Richard Fieni was elected to the Registrant's Board of Directors on July 1, 2001 and appointed as President of the Registrant on the same date. Prior thereto and since September 27, 2000, Mr. Fieni served as Method's Director of Sales and Sales Manager of the South Florida Branch. From September 2000 to June 2001, Mr. Fieni was the Director of Sales of MPCIT. Previously Mr. Fieni was Vice President of Interconnect Data Services, Inc., located in Miami from November 1996 through September 2000.

         Kathryn Braithwaite, age 39, has been a Director of the Registrant since August 2001. From March 1999 through January 2001, Ms. Braithwaite was Vice-President of ContractorHub.com, a technology firm with headquarters located in Kent, Washington, which provides construction company clients with electronic procurement of goods and services over the Internet. From 1997 to March 1999, Ms. Braithwaite was Director of Business Development for The IT Group, Inc., a provider of diversified services in the areas of consulting, engineering, construction, remediation and facilities management with headquarters located in Monroeville, Pennsylvania, which acquired the division of Fluor Daniel GTI, Inc., where Ms. Braithwaite had been employed. From September 1992 to August 1997, Ms. Braithwaite was Director of Business Development for TRC Environmental Solutions, Inc., an environmental construction and engineering firm. Ms. Braithwaite also previously served as Project Manager, Business Development & Engineering for Hughes Environmental Systems, Inc. and Senior Manufacturing Engineer for Hughes Aircraft Company. Ms. Braithwaite currently serves on the Board of Directors of the following public companies: SMX Corp., Nu-D-Zine, Inc., AUG Corp., and Centrack International, Inc. Ms. Braithwaite was requested by Lancer Offshore, Inc. to be elected to the Registrant's Board of Directors and the Registrant plans to recommend to its shareholders that she be re-elected to the Board of Directors at Lancer's request.

         The following persons were the Registrant's Executive Officers and Directors prior to the consummation of the Merger Agreement:

         David Kass was President and a Director of the Registrant from October 1997 through the date of the consummation of the Merger Agreement. Mr. Kass was Vice President and owner of Mobile Phone Radio Systems from 1974 to 1982. Since 1982, Mr. Kass has been active in several organizations such as Fellow Radio Club of North America, MENSA and Explorers Club.

         David S. Jacobs was Vice President, and Secretary and a Director of the Registrant from October 1997 through the date immediately prior to the Merger Agreement. Mr. Kass has been a partner in the law firm of Jacobs & Cohen, in Brooklyn, New York, since 1994. Prior to that, he was a partner in the law firm of Jacobs, Katz & Lurie, Brooklyn, New York.

         John E. Vidaver, was a Director of the Registrant from July 7, 1998 through the date immediately prior to the Merger Agreement. Mr. Vidaver has been a free-lance radio announcer and voice-over artist for commercials and films since 1990. He has worked for such radio stations as WQXR Radio, New York, NY, and WQCD Radio, New York, NY.

COMPLIANCE UNDER SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16 of the Exchange Act requires the Registrant's directors and certain of the Registrant's officers, and persons who own more than 10% of the Registrant's common stock, to file initial reports of ownership and reports of changes in ownership with the Commission. Such persons are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Registrant believes that during its fiscal year ended June 30, 2001, Mr. David Liu, a shareholder of the Registrant, filed a Form 3 after the due date; Lancer Offshore, Inc. filed its Form 3 one day after the due date.

ITEM 10. EXECUTIVE COMPENSATION

         The following table discloses compensation received for the fiscal years ended June 30, 2001, 2000* and 1999* by the named Executive Officers and
Directors:

                                                                          Long-Term
                                  Annual Compensation                 Compensation (**)
                           ----------------------------------         -----------------

                                                                          Securities       All
                                                          Other           Under-          Other
 Name and                                                 Compen-         lying           Compen-
 Principal Position        Year     Salary     Bonus      sation          Options (#)     sation
 ------------------        ----     ------     -----      ------          -----------     ------

Mark Antonucci, CEO        2001     $62,404      $0       $23,305 (1)     156,952 (2)       (2)

Michael Beaubien, Exec.    2001     $62,404      $0       $23,503 (3)   1,000,000            N/A
  VP

Mark Weitsman, former      2001     $62,404      $0       $19,568 (4)        (5)             N/A
  President

Richard Fieni, President   2001     $64,009      $0       $11,603 (6)   1,150,000            N/A

** The Company has not entered into any Long-Term Incentive Plan Awards since inception.

(1) Includes automobile allowance of $10,455, automobile insurance of $3,128, and life, health and dental insurance premiums of $9,722.

(2) Does not include an aggregate of 1,941,459 shares exercised during the fiscal year ended June 30, 2001; such option was previously granted by Method and exchanged in connection with the merger with Arielle for an option with the Registrant having the same number of underlying securities. See further discussion below; All Other Compensation, aggregating $688,700, is based upon third party purchases of the Registrant's restricted common stock at or near time of two stock option exercises.

(3) Includes automobile allowance of $9,083, automobile insurance of $1,657 and life, health and dental insurance premiums of $12,763.

(4) Includes automobile allowance of $17,693 and automobile insurance of $1,875.

(5) An option for 1,000,000 shares of the Registrant's common stock was canceled pursuant to the terms of a June 15, 2001 agreement between the Registrant and Mr. Weitsman.

(6) Includes automobile allowance of $5,400 and life, health and dental insurance premiums of $6,203.

         *Messrs. Kass, Jacobs and Vidaver, the former officers/directors and director, respectively, of the Registrant prior to the consummation of the Merger Agreement on October 6, 2000 by and between Arielle and Method, did not receive any compensation in their capacity as officers/directors and director, respectively, of the Registrant. Shortly following the Registrant's incorporation on or about October 7, 1997 as a Delaware corporation, Messrs. Kass, Jacobs and Vidaver each acquired 100,000 shares of the Registrant's common stock at a purchase price of $.05 per share; see discussion below concerning a summary of compensation terms and provisions for Method's officers and directors pre-merger and a summary of such person's compensation terms and provisions post-merger.

         No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity through the June 30, 2001 fiscal year end except as follows: Mr. Karam, a director from July 1999 through June 30, 2001, was issued 300,000 shares of common stock in July 1999 by Method in connection with his election as a director of Method; he was subsequently issued an option in April 2000 to acquire 300,000 shares at an exercise price of $.75 per share, vesting over a 2 year period and exercisable over a 4 year period, and was issued 154,606 shares of common stock in July 2001, valued at $.175 per share as reimbursement for expenses incurred in his prior capacity as a director.

         On January 1, 1999, Method entered into a three year employment agreement with Mr. Antonucci, Method's Chief Executive Officer. Such agreement provided, among other things, that Mr. Antonucci receive a salary of $125,000 per annum, subject to an annual cost of living increase, a company vehicle and would be eligible for an annual bonus in an amount determined by the Board of Directors in its discretion. On or about September 15, 1998, in connection with his prior association with Method, Mr. Antonucci was granted a stock option dated as of September 15, 1998 pursuant to which Mr. Antonucci could acquire, pursuant to the terms and conditions thereof, 10% of the outstanding shares of Method's common stock at an exercise price of $.0001 per share (based on the number of shares of Method's common stock issued and outstanding through June 30, 2001) exercisable through April 15, 2003. Such option agreement further provides that the option shall expire on the last day of any initial employment agreement with Mr. Antonucci, but no sooner than June 30, 2001 and no later than April 15, 2003. Such stock option agreement by its terms is binding upon Method's successors. On December 28, 2001, the Registrant entered into an amendment to the employment agreement with Mr. Antonucci which, among other things, extended the term of Mr. Antonucci's employment agreement for two years (through December 31, 2003, subject to a three year extension)and provided that Mr. Antonucci receive an automobile to be provided by the Registrant with a cost not to exceed $750 per month To settle certain obligations due to Mr. Antonucci under his employment agreement, on July 1, 2001, the Registrant issued Mr. Antonucci an option to purchase 1,500,000 shares of the Registrant's common stock exercisable at $.05 per share through June 30, 2006.

         On January 1, 1999, Method entered into a three year employment agreement with Mr. Beaubien, Method's Executive Vice President. Such agreement provided, among other things, that Mr. Beaubien receive a salary of $175,000 per annum, subject to an annual cost of living increase, a company vehicle and be eligible to receive an annual bonus in an amount determined by the Board of Directors in its discretion. On October 6, 2001, Mr. Beaubien was granted an option to purchase 1,000,000 shares of Method's common stock at an exercise price of $.35 per share exercisable through March 14, 2004 subject to certain additional terms and conditions set forth therein. Such stock option agreement by its terms is binding upon Method's successors. On July 1, 2001, the Registrant entered into a new three year employment agreement with Mr. Beaubien (subject to an additional two year extension if notice to the contrary is not otherwise provided by either party as set forth therein), which agreement provides that Mr. Beaubien serve as Executive Vice President and a Director of the Registrant, receive a salary of $85,000 per annum, subject to an annual cost of living increase and five percent of the net profit of the Registrant's technical services division paid on a quarterly basis. Such agreement further provides that the Registrant shall provide Mr. Beaubien with an automobile for which he shall be entitled to receive reimbursement for related expenses incurred in connection with the use of such automobile in the performance of his duties on behalf of the Registrant, and is entitled to receive, in the discretion of the Registrant's Board of Director's, an annual bonus. To settle certain obligations due to Mr. Beaubien under the January 1, 1999 employment agreement, the Registrant issued Mr. Beaubien an option to purchase 1,000,000 shares of the Registrant's common stock exercisable at $.05 per share through June 30, 2006. Such agreement also provides for certain additional fringe benefits customarily provided to senior executive officers and certain non-competition, change of control (as defined therein), death, and disability, for cause and for good reason (as such terms are defined therein) termination provisions.

         On September 27, 2000, Method entered into a three year employment agreement with Mr. Fieni, to serve as a director of sales and sales manager. Such agreement provided, among other things, that Mr. Fieni receive a salary of $70,000 per annum in addition to override increases based upon specified criteria and commission based on sales performance. Additionally, Mr. Fieni was provided with a $500 per month car allowance and was granted a stock option to purchase 650,000 shares of Method's common stock at a price of $.75 per share exercisable over a period of three years (250,000 shares vesting after an introductory period and 200,000 shares vesting on September 27, 2001 and 200,000 shares vesting on September 27, 2002). Such stock option agreement by its terms is binding upon Method's successors. On July 1, 2001, the Registrant entered into a new three year employment agreement with Mr. Fieni (subject to an additional two year extension if notice to the contrary is not otherwise provided by either party as set forth therein), which agreement provides that Mr. Fieni serve as President and a Director of the Registrant, receive a salary of $125,000 per annum, subject to an annual cost of living increase, an automobile to be provided by the Registrant with a cost not to exceed $750 per month and, in the discretion of the Registrant's Board of Director's, an annual bonus. To settle certain obligations due to Mr. Fieni under the January 1, 1999 employment agreement, the Registrant issued Mr. Fieni an option to purchase 500,000 shares of the Registrant's common stock exercisable at $.05 per share through June 30, 2006. Such agreement further provides that Mr. Fieni receive an option to purchase 1,000,000 shares of the Registrant's common stock at a price of $.05 per share exercisable through June 30, 2006 and for certain additional fringe benefits customarily provided to senior executive officers and certain non-competition, change of control (as defined therein), death, and disability, for cause and for good reason (as such terms are defined therein) termination provisions.

         On January 1, 1999, Method entered into a three year employment agreement with Mr. Weitsman, Method's then President, Chief Operating Officer and Chairman of the Board of Directors. Such agreement provided, among other things, that Mr. Weitsman receive a salary of $175,000 per annum, subject to an annual cost of living increase, a company vehicle and be eligible to receive an annual bonus in an amount determined by the Board of Directors in its discretion. On October 6, 2001, Mr. Weitsman was granted an option to purchase 1,000,000 shares of Method's common stock at an exercise price of $.35 per share exercisable through March 14, 2004 subject to certain additional terms and conditions set forth therein. On June 15, 2001, Mr. Weitsman voluntarily resigned from all officer, director and employee positions with Method and all subsidiaries and such stock option agreement was canceled pursuant to the terms of a June 15, 2001 agreement between the Registrant and Mr. Weitsman. See PART 1, ITEM 1.

         Directors, officers, employees and consultants are eligible to participate in the Registrant's 2001 Stock Option Plan which authorizes the grant by the plan administrator of up to 500,000 shares of the Registrant's common stock. Options to purchase 221,800 shares of the Registrant's common stock have been granted to date at exercise prices of $.75 per share and with the following additional terms: two year vesting period, and expiring ten years from the date of grant. Subsequent to issuance, 29,500 shares were forfeited upon the grantees no longer being employees.

         Stock Option Grants
         -------------------

         The following table contains information concerning stock option grants to each of the named executive officers for the fiscal year ended June 30, 2001:


                                           % of Total
                    No. of Securities      Options Granted                            Market Price
                    Underlying             to Employees          Exercise Price       Per Share on      Expiration
Name                Options Granted        in Fiscal Year (1)    Per Share            Grant Date        Date
-----------         --------------         -------------------   --------------       -----------      ------------
Mark Antonucci        2,098,411(2)(3)       38.59%                $.0001                  (2)           4/15/03

Michael Beaubien      1,000,000(3)          18.40%                $.35                  $.75            3/14/04

Mark Weitsman         1,000,000(4)          18.40%(4)             $.35                  $.75            3/14/04

Richard Fieni           650,000(5)           12.0%                $.75                  $.75           12/31/05


(1) Percentages are based upon the total number of options of the Registrant's common stock granted to employees during the fiscal year ended June 30, 2001; does not exclude options forfeited, expired or exercised during the fiscal year ended June 30, 2001.

(2) Mr. Antonucci was previously granted an option by Method to acquire (measured through June 30, 2001) 10% of such entity's issued and outstanding common stock exercisable at $.0001 per share through April 15, 2003. Such option was exchanged in connection with the merger with Arielle for an option in the Registrant having the same number of underlying securities, same exercise price per share, and expiration period. As of June 30, 2001, Mr. Antonucci has exercised such option for an aggregate of 1,941,459 shares. The number of shares remaining underlying such option as of June 30, 2001 is 156,952; Market price per share on grant date is as follows: 1,000,401 at $.75 per share, and 1,098,010 at $.05 per share.

(3)  Such options are immediately exercisable.

(4) Such options were canceled pursuant to the terms of a June 15, 2001 agreement between the Registrant and Mr. Weitsman.

(5) Mr. Fieni was previously granted an option by Method to acquire 650,000 shares of such entity's common stock exercisable at $.75 per share exercisable over a period of three years. Such option was exchanged in connection with the merger with Arielle for an option in the Registrant having the same terms and conditions; 450,000 shares are immediately exercisable and the remaining 200,000 shares will become exercisable on September 27, 2002.

         The following table contains information concerning stock option exercises by each of the named executive officers for the fiscal year ended June 30, 2001:


                                                                                            Value of
                                                       Number of Securities                 Unexercised
                    Shares                             Underlying Unexercised               in the Money
                    Acquired       Value               Options at Fiscal Year End           Options at 6/30/01
Name                on Exercise    Realized           (Exercisable / Unexercisable)     Exercisable / Unexercisable
----                -----------    --------           -----------------------------     ---------------------------

Mark Antonucci      1,941,459        (1)                156,952       (156,952/N/A)        $7,832/N/A


Michael Beaubien     N/A             N/A              1,000,000     (1,000,000/N/A)          $0/N/A

Mark Weitsman        N/A             N/A                  N/A                                 N/A

Richard Fieni        N/A             N/A                650,000   (450,000/200,000)           $0/$0

(1) Value Realized, $688,700, is based upon third party purchases of the Registrant's restricted common stock at or near time of two stock option exercises.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of common stock as of November 30, 2001 by: (i) each of the Registrant's officers and directors,
(ii) each person who is known by the Registrant to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Registrant's officers and directors as a group:

                                                              Percentage
Name and Address of                 Number of Shares          Ownership
Beneficial Owner(1)                 Beneficially Owned(2)     of Class(2)
----------------------              ---------------------     -----------

Mark Antonucci (3)                 4,024,911 (3)               9.7%(3)
Michael Beaubien (4)               4,351,500 (4)              10.4%(4)
Richard Fieni (5)                  1,951,500 (5)               4.7%(5)
Kathryn Braithwaite (6)                 -                           --
Lancer Offshore, Inc. (7)         63,750,000 (7)              79.7%(7)
Mark Weitsman (8)                  2,351,500 (8)               5.9%(8)
Anthony Ivankovitch                5,604,000 (9)              14.0%(9)
Officers and Directors            10,326,911 (10)             22.7%(10)
  as a Group (4 persons)(10)

(1) Unless otherwise indicated, the Registrant believes that all persons named in the table have sole voting and investment power with respect to the shares of common stock beneficially owned by each such person.

(2) A person is deemed to be the beneficial owner of common stock that can be acquired by such person within 60 days of November 30, 2001 pursuant to warrants, stock options, conversion privileges or other rights. Except as otherwise specified, each beneficial owner's percentage ownership is determined by assuming that any such securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from November 30, 2001 have been exercised or converted.

(3) Mr. Antonucci is the Chief Executive Officer, Secretary, Chairman of the Board of Directors and a Director of the Registrant. Also includes 156,952 shares of common stock underlying an immediately exercisable option exercisable at $.0001 per share through April 15, 2003 and 1,500,000 shares of common stock underlying an immediately exercisable option exercisable at $.05 per share through June 30, 2006.

(4) Mr. Beaubien is the Executive Vice President and a Director of the Registrant. Also includes: 1,000,000 shares of common stock underlying an immediately exercisable option exercisable at $.35 per share through March 14, 2004 and 1,000,000 shares of common stock underlying an immediately exercisable option exercisable at $.05 per share through June 30, 2006.

(5)   Mr. Fieni is the President and a Director of the Registrant. Includes:
      450,000 shares of common stock underlying an option for 650,000 shares of common stock, of which 450,000 shares are currently exercisable (remaining 200,000 vest on September 27, 2002) at a price of $.75 per share through December 31, 2005; 1,000,000 shares of common stock underlying an immediately exercisable option exercisable at $.05 per share through June 30, 2006; and 500,000 shares of common stock underlying an immediately exercisable option exercisable at $.05 per share through June 30, 2006.

(6)   Ms. Braithwaite is a Director of the Registrant.

(7) Includes 10,000,000 shares of common stock underlying an immediately exercisable warrant exercisable at $.08 per share through June 21, 2004; 10,000,000 shares of common stock underlying an immediately exercisable warrant exercisable at $.12 per share through June 21, 2004; and 20,000,000 shares of common stock underlying an immediately exercisable warrant exercisable at $.001 per share through September 26, 2006.

(8)   Mr. Weitzman is a former officer and director of the Registrant.

(9) Includes 3,000,000 shares of common stock underlying an immediately exercisable warrant exercisable at $.15 per share through May 31, 2003.

(10) See footnotes 3-6 above; does not include Mr. Milton Barbarosh who became the Registrant's Interim Chief Financial Officer on December 5, 2001. Stenton Leigh Business Resources, Inc., a business consultant to the Registrant, with which firm Mr. Barbarosh is affiliated, owns immediately exercisable warrants to purchase 1,500,000 shares of the Registrant's common stock exercisable at $.05 per share through June 21, 2003 and 1,500,000 shares of the Registrant's common stock exercisable at $.01 per share through June 21, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See PART I. ITEM 1. and PART III. ITEMS 9, 10 and 11.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

1.       Financial Statements:

The index to the Registrant's Consolidated Financial Statements is set forth on page F-1 of this report.

2.       Exhibits

     Exhibit Number    Description

         2.0 Agreement and Plan of Merger dated January 12, 2000 between Method, and Arielle, incorporated by reference to Exhibit 2.0 to the Registrant's Post-Effective Amendment No. 1 to Form SB-2 Registration Statement filed with the Commission on June 12, 2000

         2.1 Plan and Agreement of Merger by and between the Registrant and Method Products Corp., a Florida corporation dated March 1, 2001*

         3.1(a) Certificate of Incorporation of Arielle incorporated by reference to Exhibit 3.1(a) to the Registrant's Form SB-2 Registration Statement filed with the Commission on August 17, 1998

         3.1(b) Certificate of Incorporation of Method incorporated by reference to Exhibit 3.1(b) to the Registrant's Post Effective Amendment No. 1 to Form SB-2 Registration Statement filed with the Commission on June 12, 2000

         3.1(c) Articles of Incorporation of Method Products Corp., a Florida corporation*

         3.2(a) By-Laws of Arielle incorporated by reference to Exhibit 3.2(a) to the Registrant's Form SB-2 Registration Statement filed with the Commission on August 17, 1998.

         3.2(b) By-Laws of Method incorporated by reference to Exhibit 3.2(b) to the Registrant's Post-Effective Amendment No. 1 to Form SB-2 Registration Statement filed with the Commission on June 12, 2000.

         3.2(c) By-Laws of Method Products Corp. (Florida corporation)/Registrant*

         4.1      Form of Common Stock Share Certificate*

         4.2 Warrant for Lancer dated June 21, 2001 incorporated by reference to Exhibit 4.8 to the Registrant's Form 8-K filed with the Commission on July 9, 2001.

         4.3 Warrant for Lancer dated June 21, 2001 incorporated by reference to Exhibit 4.9 to the Registrant's Form 8-K filed with the Commission on July 9, 2001.

         4.4      Warrant for Lancer dated September 27, 2001*

         4.5 Warrant for Stenton Leigh Business Resources, Inc. dated June 21, 2001 incorporated by reference to Exhibit 4.10 to the Registrant's Form 8-K filed with the Commission on July 9, 2001

         4.6 Warrant for Stenton Leigh Business Resources, Inc. dated September 26, 2001*

         4.7 Escrow Agreement by and between Registrant, Michael Beaubien, Mark Antonucci and Kipnis Tescher Lippman & Valinsky, P.A. dated December 19, 2001*

         10.2 Dealer Agreement by and between Avaya Inc., ScanSource, Inc. d/b/a Catalyst Telecom and the Registrant dated November 2000*

         10.3     Agreement with NEC America, Inc. dated June 8, 2001*

         10.4 Stock Purchase Agreement by and between Lancer and the Registrant dated as of June 21, 2001 incorporated by reference to Exhibit 4.7 to the Registrant's Form 8-K filed with the Commission on July 9, 2001

         10.5 Stock Purchase Agreement by and between Lancer and the Registrant dated as of September 27, 2001*

         10.6 Stock Purchase Agreement by and between Danka, Ameritrend and the Registrant dated as of August 31, 2001*

         10.7 Stock Pledge Agreement by and between Danka, Shumaker, Loop & Kendrick, LLP and the Registrant dated as of August 31, 2001*

         10.8 Assignment and Assumption Agreement by and between Danka and Ameritrend dated as of August 31, 2001*

         10.9 Secured Promissory Note by and between Danka and the Registrant dated August 31, 2001*

         10.10 Security Agreement by and between Danka and Ameritrend dated August 31, 2001*

         10.11 2001 Stock Option Plan incorporated by Reference to Exhibit C to the Registrant's Definitive Information Statement filed with the Commission on February 8, 2001

         10.12 Employment Agreement by and between Method and Mark Antonucci dated January 1, 1999 incorporated by reference to Exhibit
                  99.1 to the Registrant's Post-Effective Amendment No. 3 to Form SB-2 Registration Statement filed with the Commission on August 18, 2000

         10.13 Employment Agreement by and between Method and Michael Beaubien dated January 1, 1999 incorporated by reference to
                  Exhibit 99.2 to the Registrant's Post-Effective Amendment No. 3 to Form SB-2 Registration Statement filed with the Commission on August 18, 2000

         10.14 Employment Agreement by and between Method and Mark Weitsman dated January 1, 1999 incorporated by reference to Exhibit
                  99.3 to the Registrant's Post-Effective Amendment No. 3 to Form SB-2 Registration Statement filed with the Commission on August 18, 2000

         10.15 Financial Advisory/Investment Banking Agreement with Thornhill Group, Inc. incorporated by reference incorporated by reference to Exhibit 99.7 to the Registrant's Form SB-2 Registration Statement filed with the Commission on August 18, 2000

         10.16 Amended Employment Agreement by and between the Registrant and Mark Antonucci dated as of December 28,2001*

         10.17 Employment Agreement by and between the Registrant and Michael Beaubien dated July 1, 2001 *

         10.18 Employment Agreement by and between the Registrant and Richard Fieni dated July 1, 2001 *

         21(a)    MPC Integrated Technologies, Inc., a Florida corporation

         21(b)    Ameritrend Corp., a Florida corporation

* filed herewith

(b) Reports on Form 8-K

         During the last quarter of its fiscal year, the Registrant filed a Form 8-K on April 5, 2001 reporting the voluntary resignation of Mark Weitsman as an officer, director and employee (see PART I.. ITEM 1 herein) and the execution of a stock purchase agreement by and between the Registrant and Lancer (see PART I.. ITEM 1 herein).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act, of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             METHOD PRODUCTS CORP.


                             By:/s/  Mark Antonucci
                                --------------------------
                                     Mark Antonucci, Chief Executive Officer

Dated: December 28, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                   TITLE                               DATE

/s/ Mark Antonucci         Chief Executive Officer, Secretary,
------------------         Chairman of the Board of Directors                   December 28, 2001
                           and Director



/s/ Milton Barbarosh       Interim Chief Financial Officer (Principal
--------------------       Financial and Accounting Officer                     December 28, 2001


/s/ Michael Beaubien       Executive Vice President,
--------------------        Director                                            December 28, 2001




/s/Richard Fieni           President, Director                                  December 28, 2001
----------------



/s/ Kathryn Braithwaite    Director                                             December 28, 2001
-----------------------

                      METHOD PRODUCTS CORP. AND SUBSIDIARY









                                TABLE OF CONTENTS
                                -----------------


                                                                                             Page
                                                                                             ----
INDEPENDENT AUDITORS' REPORT                                                                  F-2
----------------------------

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

      Consolidated Balance Sheets                                                             F-3

      Consolidated Statements of Operations                                                  F-4

      Consolidated Statement of Changes in Stockholders' Equity (Deficit)                     F-5

      Consolidated Statements of Cash Flows                                                   F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                            F-7 to F-18
------------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of
Method Products Corp.

We have audited the accompanying consolidated balance sheets of Method Products Corp. and subsidiary (collectively, the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Method Products Corp. and subsidiary as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, and it has a net stockholders' deficit and a working capital deficit at June 30, 2001. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Ahearn, Jasco + Company, P.A.
---------------------------------
AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
December 7, 2001

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------




                                                                              2001                    2000
                                                                           -----------            -----------
                                ASSETS
                                ------
CURRENT ASSETS:
   Cash and cash equivalents                                               $   271,171            $   326,927
   Accounts receivable, net                                                    206,839                248,464
   Inventories, net                                                            180,974                192,109
   Due from employees                                                            9,999                  2,892
   Prepaid expenses and other                                                   18,449                 29,369
                                                                           -----------            -----------

       TOTAL CURRENT ASSETS                                                    687,432                799,761

PROPERTY AND EQUIPMENT, net                                                    305,856                259,029

OTHER ASSETS                                                                    42,590                 74,228
                                                                           -----------            -----------

       TOTAL                                                               $ 1,035,878            $ 1,133,018
                                                                           ===========            ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ----------------------------------------------

CURRENT LIABILITIES:
   Lines of credit                                                         $   309,342            $    75,397
   Current portion of long-term debt                                            61,986                 61,078
   Accounts payable and accrued expenses                                     1,125,778                495,956
   Customer deposits                                                           108,837                 21,622
                                                                           -----------            -----------

       TOTAL CURRENT LIABILITIES                                             1,605,943                654,053
                                                                           -----------            -----------

LONG-TERM DEBT, less current portion                                           133,711                141,949
                                                                           -----------            -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, 2,000,000 shares authorized, $0.0001 par
          value;  no shares issued or outstanding                                   --                     --
   Common stock, 80,000,000 shares authorized, $0.0001 par
          value; 22,080,107 and 7,330,521 shares issued and
          outstanding at June 30, 2001 and 2000, respectively                    2,208                    733
   Additional paid-in capital                                                5,364,495              2,835,808
   Deficit                                                                  (6,070,479)            (2,499,525)
                                                                           -----------            -----------

       STOCKHOLDERS' EQUITY (DEFICIT), NET                                    (703,776)               337,016
                                                                           -----------            -----------

       TOTAL                                                               $ 1,035,878            $ 1,133,018
                                                                           ===========            ===========





          See accompanying notes to consolidated financial statements.

                 METHOD PRODUCTS CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------


                                                         2001           2000
                                                     -----------    -----------

SALES                                                $ 3,719,470    $ 2,974,946

COST OF SALES                                          2,551,910      1,562,986
                                                     -----------    -----------

       GROSS PROFIT                                    1,167,560      1,411,960

ADMINISTRATIVE EXPENSES                                4,566,193      3,406,898
                                                     -----------    -----------

       LOSS FROM OPERATIONS                           (3,398,633)    (1,994,938)
                                                     -----------    -----------

OTHER (INCOME) EXPENSE:
   Interest expense                                       98,657         26,632
   Other income                                          (12,283)        (4,795)
                                                     -----------    -----------

       OTHER EXPENSE, NET                                 86,374         21,837
                                                     -----------    -----------

       LOSS BEFORE INCOME TAXES                       (3,485,007)    (2,016,775)

PROVISION FOR INCOME TAXES                                    --             --
                                                     -----------    -----------

       NET LOSS                                      $(3,485,007)   $(2,016,775)
                                                     ===========    ===========



LOSS PER COMMON SHARE:
   Basic and diluted                                 $    (0.379)   $    (0.350)
                                                     ===========    ===========
   Weighted average common shares outstanding          9,206,190      5,766,899
                                                     ===========    ===========






       See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------


                                                     Preferred Stock         Common Stock
                                                   ------------------   -----------------------
                                                     Number    At par     Number        At par
                                                   of Shares   value     of Shares       value
                                                    -------   -------   -----------   -----------

TOTALS, July 1, 1999                                $    --   $    --     5,380,000   $       538

Issuance of stock for cash, net of expenses              --        --     1,442,271           144
Issuance of stock for services                           --        --       453,250            45
Exercise of stock options                                --        --        30,000             3
Issuance of stock for equipment and inventory            --        --        25,000             3
Issuance of stock options below fair market value        --        --            --            --
Issuance of stock options to consultants                 --        --            --            --
Net loss for the year ended June 30, 2000                --        --            --            --
                                                    -------   -------   -----------   -----------

TOTALS, June 30, 2000                                    --        --     7,330,521           733

Issuance of stock for cash, net of expenses              --        --    10,940,959         1,094
Issuance of stock for services                           --        --       834,600            84
Common stock issued at merger                            --        --       654,857            65
Issuance of stock for assets                             --        --       297,711            30
Issuance of stock options for services                   --        --            --            --
Issuance of stock options below fair market value        --        --            --            --
Exercise of stock options                                --        --     2,021,459           202
Net loss for the year ended June 30, 2001                --        --            --            --
                                                    -------   -------   -----------   -----------

TOTALS,  June 30, 2001                                   --   $    --    22,080,107   $     2,208
                                                    =======   =======   ===========   ===========
[RESTUBBED]

                                                      Additional                  Stockholders'
                                                       Paid-in                      Equity
                                                       Capital      Deficit     (Deficit), net
                                                     -----------   -----------   -------------

TOTALS, July 1, 1999                                 $   414,935   $  (482,750)   $   (67,277)

Issuance of stock for cash, net of expenses              977,608            --        977,752
Issuance of stock for services                           418,205            --        418,250
Exercise of stock options                                 22,497            --         22,500
Issuance of stock for equipment and inventory             18,748            --         18,751
Issuance of stock options below fair market value        827,215            --        827,215
Issuance of stock options to consultants                 156,600            --        156,600
Net loss for the year ended June 30, 2000                     --    (2,016,775)    (2,016,775)
                                                     -----------   -----------    -----------

TOTALS, June 30, 2000                                  2,835,808    (2,499,525)       337,016

Issuance of stock for cash, net of expenses              841,690            --        842,784
Issuance of stock for services                           218,041            --        218,125
Common stock issued at merger                             94,000       (85,947)         8,118
Issuance of stock for assets                             223,251            --        223,281
Issuance of stock options for services                    90,166            --         90,166
Issuance of stock options below fair market value      1,060,746            --      1,060,746
Exercise of stock options                                    793            --            995
Net loss for the year ended June 30, 2001                     --    (3,485,007)    (3,485,007)
                                                     -----------   -----------    -----------

TOTALS,  June 30, 2001                               $ 5,364,495   $(6,070,479)   $  (703,776)
                                                     ===========   ===========    ===========

        See accompanying notes to consolidated financial statements.

                 METHOD PRODUCTS CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                                          2001                 2000
                                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $(3,485,007)        $(2,016,775)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                         94,455              73,560
      (Gain) loss on asset dispositions                                                     41,212              (5,183)
      Options issued below fair market value, and to consultants                         1,150,912             983,815
      Common stock issued for services                                                     218,125             418,250
      Changes in certain assets and liabilities:
         Accounts receivable, net                                                           41,625             (93,447)
         Inventories                                                                       234,416             (54,540)
         Due from employees                                                                 (7,107)              3,942
         Prepaid expenses and other                                                         10,920             (21,674)
         Accounts payable and accrued expenses                                             629,820             118,572
         Customer deposits                                                                  87,215            (168,965)
         Income tax payable                                                                     --             (20,485)
                                                                                       -----------         -----------
       NET CASH USED IN OPERATING ACTIVITIES                                              (983,414)           (782,930)
                                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                     (182,494)            (89,984)
   Notes receivable, shareholders                                                               --              41,893
   Change in other assets, and other                                                        39,758             (28,630)
                                                                                       -----------         -----------
       NET CASH USED IN INVESTING ACTIVITIES                                              (142,736)            (76,721)
                                                                                      -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in lines of credit                                                           233,945             (10,804)
   Proceeds from long term debt                                                             65,210              53,124
   Payments on long term debt                                                              (72,540)            (62,075)
   Common stock issued for exercise of options                                                 995              22,500
   Common stock issued for cash , net                                                      842,784             977,752
   Other                                                                                        --             (13,815)
                                                                                       -----------         -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,070,394             966,682
                                                                                       -----------         -----------

       NET INCREASE IN CASH AND CASH EQUIVALENTS                                           (55,756)            107,031

CASH AND CASH EQUIVALENTS, Beginning of year                                               326,927             219,896
                                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS, End of year                                                 $   271,171         $   326,927
                                                                                       ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid in cash                                                               $    91,689         $    26,632
                                                                                       ===========         ===========
   Income taxes paid in cash                                                           $        --         $    38,817
                                                                                       ===========         ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

       During fiscal 2001, the Company: recorded net tangible assets of $8,120 in connection with the merger with Arielle Corp.; issued 297,711 shares of common stock in exchange for inventory with a fair value of $223,281; and the Company entered into long-term debt and capital leases for approximately $65,720 for vehicles and office equipment.

       During fiscal 2000, the Company: acquired certain assets by assuming approximately $42,898 of liabilities; the Company acquired approximately $65,000 of phone equipment pursuant to a capital lease; and the Company issued 25,000 shares of common stock valued at $18,751 for the purchase of certain inventory and property and equipment.

          See accompanying notes to consolidated financial statements.

                      METHOD PRODUCTS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

      Organization and Basis of Presentation
      --------------------------------------
      Method Products Corp. was initially incorporated on June 4, 1986 in the State of Florida. On June 22, 1999, MPC Integrated Technologies, Inc. was incorporated in the State of Florida and on June 30, 1999 was re-organized to be a wholly owned subsidiary of Method Products Corp. Effective September 30, 2000, Methods Products Corp. merged with The Arielle Corporation ("Arielle"). The merger was treated as a purchase business acquisition of Arielle by Method Products Corp. (a reverse merger) and a re-capitalization of Method Products Corp. Arielle was a public, non-operating entity prior to the merger (see note 7). Method Products Corp. and its wholly owned subsidiary are collectively referred to as the "Company." All significant inter-company balances and transactions are eliminated in consolidation.

      The Company is a multi-service business communications systems provider, specializing in the custom design, installation, and service of telephone and communications network systems for businesses.

      Going Concern Considerations
      ----------------------------
      The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations during the past two fiscal years, and it has net stockholders' deficit of $703,776 at June 30, 2001. In addition, the Company has a deficit in working capital of $918,511 at June 30, 2001. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately achieve profitable operations. Management is working to generate additional revenue from operations, to cut expenses, and as necessary, to raise additional capital. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company ultimately achieving profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

      Use of Estimates
      ----------------
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition and Credit Risks
      ------------------------------------
      Revenue is recognized at the time the goods are shipped and/or installed. Revenue from maintenance agreements is recognized over the term of the contract. Accounts receivable is primarily with businesses located in Florida. The Company sells its products to various customers in different industries; therefore, the Company believes that it does not have an abnormal concentration of credit risk within any one market or any one geographic area.

      For the year ended June 30, 2001, no single customer accounted for 10% or more of the Company's total sales. During the year ended June 30, 2001, two vendors supplied 20% and 10%, respectively, of the Company's total product purchases. For the year ended June 30, 2000, one customer accounted for 14% of the Company's total sales, and two vendors supplied 21% and 60%, respectively, of the Company's total product purchases.

      Inventories, net
      ----------------
      Inventories, consisting primarily of goods purchased for resale, are recorded at the lower of cost (first in, first out method) or market. The reported amounts are net of allowances for obsolescence, which were $30,000 and $20,000 at June 30, 2001 and 2000, respectively.

      Accounts Receivable, net
      ------------------------
      Accounts receivable amounts are reported net of an allowance for doubtful accounts. The allowances were $64,924 and $5,000 at June 30, 2001 and 2000, respectively.

      Property and Equipment
      ----------------------
      Property and equipment is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from five to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred.

      Advertising
      -----------
      The costs of advertising, promotion, and marketing programs are charged to operations in the period incurred. Advertising expense was $98,521 and $70,698 for the years ended June 30, 2001 and 2000.

      Income Taxes
      ------------
      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      Net Income (Loss) Per Common Share
      ----------------------------------
      SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants.

      Stock Based Compensation
      ------------------------
      SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation plans at fair value. The Company has chosen, in accordance with the provision of SFAS No. 123, to apply Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" for its stock plans. Under APB No. 25, if the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant, the Company must recognize compensation expense. SFAS No. 123 will be adopted for disclosure purposes only and will not impact the Company's financial position, annual operating results, or cash flows. For transactions with other than employees, in which services were performed in exchange for stock, the transactions are recorded on the basis of the fair value of the services received or the fair value of the issued equity instrument, whichever was more readily measurable.

      Cash and Cash Equivalents
      -------------------------
      Cash and cash equivalents include all highly liquid investments purchased with an original maturity of three months or less. The Company occasionally maintains cash balances in financial institutions in excess of the federally insured limits.

      Fair Value of Financial Instruments
      -----------------------------------
      Cash, receivables, and accounts payable and accrued expenses are reflected in the financial statements at fair value due to the short-term maturity of those instruments. The fair values of the Company's debt obligations are the same as the recorded amounts because rates and terms approximate current market conditions. Related party amounts are not subject to fair value estimation because of their unique nature.

      Statement of Comprehensive Income (Loss)
      ----------------------------------------
      In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company is required to report its comprehensive income (loss). Other comprehensive income refers to revenue, expenses, and gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. A statement of comprehensive income (loss) is not presented since the Company has no items of other comprehensive income. Comprehensive income
      (loss) is the same as net loss for the periods presented herein.

      Reclassifications
      -----------------
      Certain 2000 financial statement amounts were reclassified to conform to the 2001 presentation.

      Recent Accounting Pronouncements
      --------------------------------
      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal years beginning after June 30, 2000, and therefore, the Company adopted these standards on July 1, 2000. The affect of the recording of these new accounting pronouncements is inconsequential, as the Company has not identified any derivatives subject to the new standards, and the Company does not engage in hedging activities contemplated by the pronouncements. The Company believes that its derivative or hedging activities in the future, if any, are not likely to be material.

      In July 2001, SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations" were issued. SFAS No. 141 changes certain accounting methods used for business combinations. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, goodwill and certain other intangible assets will no longer be amortized, but will now be tested for impairment at least annually, and expensed only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement is permitted for certain companies with a fiscal year beginning after March 15, 2001. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets. The Company is currently evaluating these statements, but no significant impact on financial position or results of operations is expected from the adoption of these statements.

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

      Property and equipment consists of the following at June 30, 2001 and 2000:

                                                           2001           2000
                                                         --------       --------
          Equipment                                      $177,171       $193,749
          Leasehold improvements                           34,361             --
          Furniture and fixtures                           19,815         15,655
          Leased equipment                                137,175        124,455
          Vehicles                                        184,668        132,178
                                                         --------       --------
                    Total cost                            553,190        466,037
          Less:  Accumulated depreciation                 247,334        207,008
                                                         --------       --------

                    Property and equipment, net          $305,856       $259,029
                                                         ========       ========

      Property and equipment includes assets acquired through capital leases with original costs of $137,175 and $124,455 and accumulated depreciation of $59,877 and $32,442 at June 30, 2001 and 2000, respectively. For the years ended June 30, 2001 and 2000, depreciation expense (including amortization of capital leases) was $94,455 and $69,562, respectively.

NOTE 3 - DEBT AND FINANCING AGREEMENTS
--------------------------------------

      During fiscal year 2001, the Company entered into a $600,000 revolving credit facility with a commercial finance company. The outstanding balance at June 30, 2001 was $283,075, however, the credit facility was repaid and cancelled subsequent to June 30, 2001. The interest rate was at approximately prime plus 2%. The debt was secured by accounts receivable, and was guaranteed by three of the Company's officers/directors. The terms of the line included customary financial covenants, several of which the Company was not in compliance with during the period the loan was outstanding; no action is expected to be taken against the Company for such non-compliance, as the debt has been repaid and the credit facility terminated.

      In addition to the above, the Company has two revolving lines of credit at June 30, 2001, and it had three at June 30, 2000. The total amount outstanding under these lines of credit at June 30, 2001 and 2000 was $26,266 and $75,397 respectively. The line of credit that was terminated during fiscal 2001 was secured by a blanket lien on all business assets, and had a maximum availability of $50,000. Maximum borrowings under the two unsecured lines remaining available at June 30, 2001 total $25,000 and $8,000, with a corresponding interest rate of 11.5% and 19.4%, respectively.

      Other debt consists of the following at June 30th of each year:

                                                                                            2001                2000
                                                                                          ---------           ---------
      Notes payable (six at June 30, 2001) to financial institutions, each secured by a vehicle, payable in monthly installments including interest
      ranging from 3.9% to 10.8%, expiring January 2002 through October 2005            $  99,361           $  72,352

      Capital leases (five at June 30, 2001), each secured by the leased equipment, payable in monthly installments including imputed interest
      ranging from 15% to 22%, expiring May 2002 through January 2005                      96,063             114,952

      Other                                                                                15,723                 273
                                                                                        ---------           ---------
                                                                                          195,697             203,027
      Total debt
      Less:  current portion                                                              (61,986)            (61,078)
                                                                                        ---------           ---------

                Long-term debt, less current portion                                    $ 133,711           $ 141,949
                                                                                        =========           =========

      The long-term portion of $133,711 is scheduled for repayment as follows:
      $53,322 during the fiscal year ending June 30, 2003, $44,785 in fiscal 2004, $31,906 in fiscal 2005, and $3,698 in fiscal 2006.

      During fiscal 2001, the Company obtained loans from several individuals totaling $260,000, bearing interest at 8%. In February 2001, the loans and accrued interest were exchanged for 355,957 shares of the Company's common stock.


NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------

      Accounts payable and accrued liabilities consist of the following at June 30th of each year:

                                                       2001              2000
                                                    ----------        ----------

Accounts payable                                    $  940,884        $  336,361
Accrued liabilities:
   Sales taxes                                          23,717            10,230
   Payroll and related items                           140,651            84,398
   Warranty accrual                                     10,000            10,000
   Deferred revenue                                     10,526            54,967
                                                    ----------        ----------

          Total                                     $1,125,778        $  495,956
                                                    ==========        ==========


NOTE 5 - INCOME TAXES
---------------------

      A summary of income taxes for the years ended June 30, 2001 and 2000 is as follows:

                                                        2001            2000
                                                   -----------      -----------
Currently payable:
   Federal                                         $        --      $        --
   State                                                    --               --
Deferred tax (benefit) provision                    (1,354,100)        (688,845)
                                                   -----------      -----------
          Income tax (benefit) provision            (1,354,100)        (688,845)
Change in valuation allowance                        1,354,100          688,845
                                                   -----------      -----------

          Total income tax provision               $        --      $        --
                                                   ===========      ===========

      Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax assets relate to the following:

                                                       2001             2000
                                                   -----------      -----------
Net operating loss carryforward                    $ 1,227,565      $   355,000
Stock option compensation charges                      793,191          344,335
Accrued liabilities and other                           48,308           15,410
Valuation allowance                                 (2,069,064)        (714,745)
                                                   -----------      -----------

           Net deferred income tax asset           $        --      $        --
                                                   ===========      ===========

      There are no significant deferred tax liabilities. The Company has used a combined estimated federal and state tax rate of approximately 39% in 2001, and 35% in 2000, for all deferred tax computations. The tax benefit prior to the allowance differs from the Federal statutory rate of 34% because of permanent differences and the effect of state income taxes.

      The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences and/or carryforward losses become deductible.

      The Company has available tax net operating loss carryovers ("NOLs") as of June 30, 2001 of approximately $3,037,000. The NOLs will expire beginning in the year 2020. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership. Management believes that such an ownership change occurred during June 2001 which will cause the future use of the net operating loss carryover to be significantly limited.


NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------

      Common and Preferred Stock
      --------------------------
      On January 24, 2001, a majority of the shareholders approved a change in the articles of incorporation of the Company to reflect the following capital structure: 80,000,000 authorized shares of common stock, $0.0001 par value, and 2,000,000 shares of "blank check" preferred stock with a par value of $0.0001. The preferred stock may be issued from time to time in one or more series and with such designations, rights, preferences, privileges, qualifications, limitations, and restrictions as shall be stated and expressed in a resolution of the Board of Directors providing for the creation and issuance of such preferred stock.

      Issuance of Common Stock in Fiscal 2001
      ---------------------------------------
      During the year ended June 30, 2001, the Company issued a total of 14,749,586 shares of common stock. These stock issuances included the following:

         (a) In October 2000, the Company issued 654,857 shares of stock in connection with a reverse merger into a publicly held entity. (See note 7.)

         (b) Effective November 1, 2000, the Company entered into an asset purchase agreement with an unrelated third party to purchase inventory in exchange for shares of the Company's common stock. The purchase price of the inventory was $223,281, which approximates the wholesale value of the inventory. The Company paid for the inventory by issuing 297,711 shares of common stock valued at $0.75 per share.

         (c) In February 2001, loans from several individuals totaling $260,000, plus accrued interest on the loans, were exchanged for 355,957 shares of the Company's common stock valued at $0.75 per share.

         (d) Various sales of common stock to individuals, totaling 585,002 shares, between February and June 2001. These shares were sold at per share prices ranging from $0.75 to $0.44.

         (e) On June 21, 2001, the Company entered into a Stock Purchase Agreement with Lancer Offshore, Inc., a Curacao, Netherlands Antilles corporation ("Lancer"), whereby Lancer purchased for $0.05 per share, or an aggregate of $500,000, 10,000,000 shares of the Company's restricted common stock, representing, post-issuance, approximately 45% of the Company's issued and outstanding common stock. In addition, the Company issued two immediately exercisable common stock purchase warrants to
      Lancer: one to purchase 10,000,000 shares of the Company's restricted common stock at $.08 per share, and the other to purchase 10,000,000 shares of the Company's restricted common stock at $.12 per share. Each warrant is exercisable until June 21, 2004. Such Agreement further provides, among other things, that: (i) the Company will use its best efforts to have two individuals designated by Lancer to be elected as directors of the Company; (ii) granted visitation rights to all Company Board of Director and committee meetings; (iii) the Company shall seek the prior approval of all cash disbursements over $5,000, except for vendor purchases; (iv) Lancer be provided with a 30 day right of first refusal to participate on the same terms and conditions as any other purchaser in connection with any private financing undertaken by the Company through June 20, 2004; (v) the employment agreement with the Company's CEO be extended for an additional two years; (vi) provided certain share price protections in the event the Company sells any shares of its common stock and/or securities convertible into common stock at a lower price; and
      (vii) that certain Company officers execute common share sale lock-up agreements, effective through June 12, 2003.

         (f) Other issuances during fiscal year 2001 included: employees exercising options for 2,021,459 shares of stock; 15,100 shares of stock issued to employees as compensation; and shares of stock totaling 819,500 issued to consultants as compensation.

      Issuance of Common Stock in Fiscal 2000
      ---------------------------------------
      During the year ended June 30, 2000, the Company sold 1,442,271 shares of common stock that resulted in net proceeds of $977,752, and it also issued 453,250 shares of common stock for services. Management of the Company placed a value of $418,250 on the services performed. Also during fiscal 2000, the Company issued 25,000 shares of common stock to acquire certain inventory and equipment from an unrelated third party and placed a value of $18,751 on the assets acquired.

      Stock Options - Non-employees
      -----------------------------
      On June 21, 2001, the Company issued 1,500,000 stock options for services provided by other than employees of the Company. The exercise price of these options is $0.05, which was the fair value of the Company's common stock at the date of grant. On October 6, 2000, the Company issued 325,000 stock options for services of a consultant. The exercise price for these options is $0.75, the fair value of the common stock at that date. The Company placed a value of $72,748 and $17,418, respectively, on these options, and recorded compensation expense in accordance with SFAS No. 123.

      During the year ended June 30, 2000, the Company issued 2,005,000 stock options for services provided by other than employees of the Company. The exercise price of these options range from $0.75 to $1.00. The Company placed a value of $156,600 on these options, and recorded compensation expense in accordance with SFAS No. 123.

      Stock Options - 2001 Plan
      -------------------------
      In February 2001, the Company, as approved by its shareholders, adopted the Method Products Corp. 2001 Stock Option Plan (the "2001 Plan"). Options issued under the plan will have terms, exercise prices, and vesting periods as determined by the Administrator of the 2001 Plan. Up to 500,000 shares are authorized under the 2001 Plan, and the 2001 Plan has a term of ten years. In March 2001, options for 221,800 shares of common stock were issued to employees with the following terms: fair value exercise price of $0.75, vesting over a two year period, and expiring ten years from the grant date. Subsequent to issuance, 29,500 shares were forfeited upon the grantees leaving the Company as employees.

      Other Stock Options - Employees
      -------------------------------
      During the year ended June 30, 2001, the Company issued options to employees for 3,365,359 shares of common stock with a below fair value exercise price that resulted in the recording of compensation expense of $1,060,746. Also during the year ended June 30, 2001, the Company issued options to employees for 2,071,800 shares of common stock with fair value exercise prices of $0.75, which vest over either two or three years.

      During the year ended June 30, 2000, the Company issued options for 1,108,052 shares of common stock with a below fair value exercise price that resulted in compensation expense of $827,215. An additional 30,000 options were granted with a below fair value exercise price, and such options were exercised into 30,000 shares of stock that resulted in compensation expense of $22,500. Also during the year ended June 30, 2000, the Company issued 1,680,000 options for shares of common stock at fair value exercise prices ranging from $0.75 to $1.00, which generally vest over three years.

      Pro-forma Stock Option Disclosures
      ----------------------------------
      SFAS No. 123 required entities that account for awards of stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosures of results of operations and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award. For the year ended June 30, 2001, the fair value for granted options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions: a risk free interest rate of 4.5%, zero dividend yield, volatility of approximately 250%, based on the fair value of the Company's common stock since the merger with Arielle, and an average expected life of the options of from three to ten years. The fair value of the options granted in fiscal 2001 was approximately $0.75 each. For the year ended June 30, 2000, the fair value for granted options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions: a risk free interest rate of 5.8%, zero dividend yield, no volatility since the Company's common stock was not traded on a public exchange, and a weighted average expected life of the options of three years. The fair value of the options granted in fiscal 2000 was approximately $0.12 each.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. With this expense included, the Company's net loss of $2,016,775 would have been increased to the pro forma amount of $2,086,975 for the year ended June 30, 2000, and the net loss of $3,485,007 for the year ended June 30, 2001 would have been increased to the pro forma amount of $4,066,135. The Company's basic and diluted loss per share of $0.35 would have been increased to the pro forma loss per share of $0.36 for the year ended June 30, 2000, and the basic and diluted loss per share of $0.38 would have been increased to the pro forma loss per share of $0.44 for the year ended June 30, 2001. The pro forma amounts may not be representative of the future effects on reported net income and earnings per share that will result from the future granting of stock options since future pro forma compensation expense may be allocated over the periods in which options become exercisable and new option awards may be granted each year.

      Options to Purchase Common Stock - Summary
      ------------------------------------------
      The following tables represent the Company's stock option activity for the years ended June 30, 2001 and 2000:
                                                     Optioned   Weighted-Average
                                                      Shares      Exercise Price
                                                    ----------   ---------------

      Options outstanding at July 1, 1999                   --           --
      Issued to non-employees                        2,005,000        $   0.81
      Issued to employees                            2,818,052        $   0.76
      Exercised                                        (30,000)       $   0.01
                                                    ----------        --------

      Options outstanding at June 30, 2000           4,793,052        $   0.61
                                                    ==========        ========

                                                     Optioned   Weighted-Average
                                                      Shares      Exercise Price
                                                    ----------   ---------------

      Options outstanding at July 1, 2000            4,793,052        $   0.61
      Issued to non-employees                        1,825,000        $   0.17
      Issued to employees under the 2001 Plan          221,800        $   0.75
      Issued to employees, other                     5,215,359        $   0.40
      Forfeited                                     (1,574,500)       $   0.50
      Expired                                         (500,000)       $   1.00
      Exercised                                     (2,316,459)       $   0.01
                                                    ----------        --------

      Options outstanding at June 30, 2001           7,664,252        $   0.55
                                                    ==========        ========

      The majority of the options outstanding at June 30, 2001 expire at various times through 2005. Employee options totaling 192,300, which were issued under the 2001 Plan, expire in March 2011. Of the options outstanding at June 30, 2001, 5,245,585 are available for exercise by the option holder, as follows:

                                                    Optioned    Weighted-Average
                                                     Shares      Exercise Price
                                                   ---------    ---------------

      Issued under the 2001 Plan                       7,800       $   0.75
      Issued to employees, at fair value             950,833       $   0.75
      Issued to employees, below fair value        1,156,952       $   0.30
      Issued to non-employees in 2001              1,825,000       $   0.17
      Issued to non-employees in 2000              1,305,000       $   0.75


      Warrants to Purchase Common Stock - Summary
      -------------------------------------------
      In June 2001, as described above, the Company issued two immediately exercisable common stock purchase warrants to Lancer: one to purchase 10,000,000 shares of the Company's restricted common stock at $.08 per share, and the other to purchase 10,000,000 shares of the Company's restricted common stock at $.12 per share. Each warrant is exercisable until June 21, 2004.

NOTE 7 - MERGERS
----------------

      Effective September 30, 2000, the Company merged with Arielle, a public shell entity. To complete the legal merger, all of the issued and outstanding shares of the Company's common stock were canceled and Arielle issued shares of its common stock to the Company's shareholders. Although Arielle is the legal surviving corporation, for accounting purposes, the merger was treated as a purchase business acquisition of Arielle by the Company (a reverse merger) and a re-capitalization of the Company. The Company is the acquirer for accounting purposes because the former stockholders of the Company received a larger portion of the common stockholder interests and voting rights than those retained by the former of stockholders of Arielle.

      For accounting purposes, the merger is recorded as if the Company issued 654,857 shares of stock. Immediately subsequent to the merger, the shareholders of the Company controlled approximately 91.6% of Arielle. Since Arielle was a non-operating shell entity, the merger is recorded in a manner similar to a pooling of interests, and no goodwill is recorded.

      On March 16, 2001, the Company effected a change of domicile merger and reincorporated from Delaware to Florida. This merger has no affect on the Company's accounting or financial reporting.


NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

      Due from Employees
      ------------------
      These advances are mainly comprised of travel, commissions, and other reimbursable expenses and totaled $9,999 and $2,892 at June 30, 2001 and 2000, respectively.

      Notes Receivable, Shareholders
      ------------------------------
      During the year ended June 30, 2000, notes payable of $41,893 that were due from two shareholders were repaid.

      Other Transactions
      ------------------
      The Company's investment banking firm is a shareholder. See note 9 below.


NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

      Operating Leases
      ----------------
      The Company leases vehicles and its principal office space. Rent expense for the years ended June 30, 2001 and 2000 was $234,932 and $46,644 respectively. Future minimum lease payments subsequent to June 30, 2001 under these operating leases are as follows: $180,424 in 2002, $169,696 in 2003, $142,668 in 2004, $100,512 in 2005, and $33,299 in 2006.

      Investment Banking Agreement
      ----------------------------
      On April 26, 2000, the Company entered into an investment banking and financial advisory service agreement with a then unrelated third party (the "agent"). The agreement requires a monthly service fee of $10,000 or 20,000 shares of common stock. Additional shares have also been issued for the initial retainer, as well as for financial advisory and investment banking services provided in June 2001. The term of the agreement is for three years from May 1, 2000 through April 30, 2003. As of June 30, 2001, a total of 460,000 shares of stock have been issued. When and if a private placement is effectuated, the Company is required to grant to the agent a five-year option to purchase an additional 10% of the stock sold in such private placement. Furthermore, contingent on the agent's successful completion of certain tasks, the Company has agreed to grant the agent an option to purchase 9.9% of the outstanding shares of common stock of the Company on April 30, 2002, exercisable until April 30, 2005, at an exercise price of $0.75 per share.

      Litigation
      ----------
      From time to time, the Company is exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company. Management believes that any such outstanding issues will be resolved and will not significantly impair the financial condition of the Company.

NOTE 10 - NET INCOME (LOSS) PER COMMON SHARE
--------------------------------------------

      For the years ended June 30, 2001 and 2000 basic and diluted weighted average common shares includes only common shares outstanding as the inclusion of common stock equivalents would be anti-dilutive. However, the common stock equivalents, if converted, would have increased common shares outstanding at June 30, 2001 and 2000 by approximately 25,245,585 and 2,943,000 shares, respectively.

      A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of the weighted average common shares outstanding is shown below:

                                                        2001             2000
                                                     ----------       ---------

      Common shares outstanding at June 30th         22,080,107       7,330,521
      Effect of weighting                           (12,873,917)     (1,563,622)
                                                    ----------       ---------

      Weighted average common shares outstanding      9,206,190       5,766,899
                                                    ==========       =========

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

      Acquisition of Ameritrend
      -------------------------
      On August 31, 2001, the Company entered into a stock purchase agreement with Ameritrend Corporation, a previously wholly-owned subsidiary of Danka Holding Company, whereby the Company purchased all of Ameritrend's issued and outstanding capital stock. Prior to closing, in connection therewith, Danka assumed certain accounts receivable and other assets from Ameritrend, and agreed to settle certain payables and liabilities.

      Pursuant to the terms of the stock purchase agreement, the Company executed a promissory note to Danka in the amount of $1,000,000, payable over the course of 180 days from the closing date, from sales of purchased inventory. The Company entered into a stock pledge agreement with Danka pursuant to which the Company granted Danka a security interest in the Ameritrend shares purchased by the Company. Ameritrend entered into a security agreement with Danka whereby Ameritrend granted Danka a security interest in, among other things, all of the inventory purchased pursuant to such stock purchase agreement in order to guaranty full and complete payment of the promissory note.

      As a result of the stock purchase agreement, the Company acquired the entire business of Ameritrend, which involves the sale and servicing of business communications systems comprised of various networked computer equipment, software and telephone communications systems. The Company plans to operate Ameritrend as a wholly owned subsidiary and continue and expand upon its business operations. The Company is presently evaluating the assets acquired to determine the proper purchase price allocation following applicable accounting principles.

      Subsequent Issuances of Common Stock
      ------------------------------------
      Subsequent to June 30, 2001 and through December 7, 2001, the Company has issued 16,537,607 shares of its common stock, as follows: 15,560,001 shares for cash totaling $546,500, and 977,606 shares for services rendered to the Company. In addition, the Company issued options to employees and consultants for 8,000,000 shares of the Company's stock, and warrants to investors for 21,500,000 shares of the Company's stock.



                                * * * * * * * * *